Form 10-Q
period 2007-06-30
Atlas Energy Resources, LLC
filed 2007-08-10
CIK 1368802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number:  1-33193

ATLAS ENERGY RESOURCES, LLC

(Exact name of registrant as specified in its charter)

Delaware	75-3218520
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Westpointe Corporate Center
1550 Coraopolis Heights Road, 2nd FL
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
Yes ☐ No ☒

ATLAS ENERGY RESOURCES, LLC

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS

ATLAS ENERGY RESOURCES, LLC
CONSOLIDATED BALANCE SHEETS
(in thousands)
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$5,623	$8,833
Accounts receivable	70,117	31,280
Current portion of hedge asset	33,956	27,618
Prepaid expenses	4,991	3,251
Total current assets	114,687	70,982

Property and equipment, net	1,588,736	277,814
Other assets, net	18,129	2,447
Long-term hedge asset	13,950	23,843
Intangible assets, net	4,802	5,211
Goodwill	35,166	35,166
	$1,775,470	$415,463
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$31	$38
Accounts payable	55,958	37,931
Liabilities associated with drilling contracts	62,291	86,765
Advances from affiliate	20,469	12,502
Distributions declared	16,311	-
Current portion of hedge liability	1,534	172
Accrued liabilities	23,244	21,534
Total current liabilities	179,838	158,942

Long-term debt	713,905	30
Partnership hedge payable	3,695	13,248
Long-term hedge liability	21,123	3,835
Asset retirement obligations	41,792	26,726

Commitments and contingencies (Note 12)

Members’ equity:
Class A unit holders	4,368	3,825
Class B common unit holders	396,799	187,769
Class D unit holders	416,724	-
Accumulated other comprehensive income (loss)	(2,774)	21,088
Total members’ equity	815,117	212,682
	$1,775,470	$415,463

See accompanying notes to combined and consolidated financial statements

ATLAS ENERGY RESOURCES, LLC
COMBINED AND CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES
Well construction and completion	$65,139	$33,805	$137,517	$84,688
Gas and oil production	25,315	21,942	46,575	44,808
Administration and oversight	3,439	2,188	7,983	5,497
Well services	4,155	3,386	7,876	6,152
Gathering	3,750	2,287	7,038	4,574
Gain on mark-to-market derivatives	26,257	-	26,257	-
Total Revenues	128,055	63,608	233,246	145,719

COSTS AND EXPENSES
Well construction and completion	56,648	29,394	119,580	73,640
Gas and oil production	4,445	3,444	8,347	6,841
Well services	2,147	2,022	4,190	3,788
Gathering fees-Atlas Pipeline	3,750	7,894	7,038	15,883
General and administrative	11,358	2,974	18,257	10,669
Depreciation, depletion and amortization	6,807	5,524	12,675	10,187
Total operating expenses	85,155	51,252	170,087	121,008

OPERATING INCOME	42,900	12,356	63,159	24,711

OTHER INCOME (EXPENSE)
Interest expense	(1,530)	(40)	(1,940)	(42)
Other - net	295	283	387	399
Total other income	(1,235)	243	(1,553)	357
Net income	$41,665	$12,599	$61,606	$25,068

Allocation of net income attributable to members’ interest/owners:
Portion applicable to owner’s interest (period prior to the initial public offering on December 18, 2006)	$-	$12,599	$-	$25,068
Portion applicable to members’ interests (period subsequent to the initial public offering on December 18, 2006)	41,665	-	61,606	-
	$41,665	$12,599	$61,606	$25,068
Allocation of net income attributable to members’ interests:
Class A units	$833		$1,232
Class B common units	40,429		59,971
Class D units	403		403
Net income attributable to members’ interests	$41,665		$61,606

Net income per Class B common and Class D units:
Basic	$1.10		$1.64
Diluted	$1.08		$1.62

Weighted Average Class B common and Class D units outstanding:
Basic	37,196		36,913
Diluted	37,705		37,338

See accompanying notes to combined and consolidated financial statements

ATLAS ENERGY RESOURCES, LLC
CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2007
(in thousands, except unit data)
(Unaudited)

							Accumulated
							Other	Total
	Class A Units		Class B Common Units		Class D Units		Comprehensive	Members’
	Units	Amount	Units	Amount	Units	Amount	Income/(Loss)	Equity
Balance, January 1, 2007	748,456	$3,825	36,626,746	$187,769	-	$-	$21,088	$212,682
Units issued			7,380,800	181,179	16,702,828	416,321		597,500
Distribution to members		(367)		(17,966)				(18,333)
Distribution payable		(322)		(15,989)				(16,311)
Distribution paid on unissued units under incentive plan				(254)				(254)
Stock-based compensation				2,089				2,089
Net income		1,232		59,971		403		61,606
Other comprehensive loss							(23,862)	(23,862)
Balance, June 30, 2007	748,456	$4,368	44,007,546	$396,799	16,702,828	$416,724	$(2,774)	$815,117

See accompanying notes to combined and consolidated financial statements

ATLAS ENERGY RESOURCES, LLC
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,606	$25,068
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred finance costs	498	-
Depreciation, depletion and amortization	12,675	10,187
Non-cash compensation on long-term incentive plans	2,089	1,013
Gain on asset dispositions	(39)	(33)
Advances (to) from affiliate	7,967	(17,952)
Non-cash (gain) on derivatives	(26,257)	-
Changes in operating assets and liabilities (net of acquisition):
Increase in accounts receivable and prepaid expenses	(5,195)	(2,168)
Decrease in accounts payable and accrued expenses	(594)	(9,505)
Increase (decrease) in liabilities associated with drilling contracts	(24,474)	18,296
Change in other operating assets and liabilities	8,807	196
Net cash provided by operating activities	37,083	25,102

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisition	(1,267,977)	-
Capital expenditures	(55,082)	(37,286)
Proceeds from sale of assets	59	38
(Increase) in other assets	(17)	(258)
Net cash used in investing activities	(1,323,017)	(37,506)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	816,891	-
Principal payments on borrowings	(103,023)	(43)
Net proceeds from Class B common and Class D units issued	597,500	-
Distribution to unit holders	(18,588)	-
(Increase) decrease in deferred financing costs and other	(10,056)	55
Net cash provided by financing activities	1,282,724	12
Decrease in cash and cash equivalents	(3,210)	(12,392)
Cash and cash equivalents at beginning of period	8,833	20,918
Cash and cash equivalents at end of period	$5,623	$8,526

See accompanying notes to combined and consolidated financial statements

ATLAS ENERGY RESOURCES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Business Description

Atlas Energy Resources, LLC (the "Company") is a limited liability company focused on the development and production of natural gas and, to a lesser extent, oil principally in northern Michigan and the Appalachian Basin covering western New York, western Pennsylvania, eastern Ohio and Tennessee. The Company's northern Michigan operations are newly acquired (See Note 3). In northern Michigan, the Company drills wells for its own account. In the Appalachian Basin, it sponsors and manages tax-advantaged investment partnerships (the "Partnerships"), in which it coinvests, to finance the exploitation and development of its acreage.

The Company was formed in June 2006 to own and operate substantially all of the natural gas and oil assets and the investment partnership management business of Atlas America, Inc. (“AAI”) (NASDAQ: ATLS). In December 2006, the Company completed an initial public offering of 7,273,750 Class B common units, representing a 19.4% interest, at a price of $21.00 per common unit. The net proceeds of the offering of $139.9 million, after deducting underwriting discounts and costs, were distributed to the Company’s parent, AAI, in the form of a non-taxable dividend and to repay debt. Atlas Energy Management, Inc., a wholly-owned subsidiary of AAI, is the managing member of the Company and owns 748,456 Class A units, or a 2% interest, through which it manages and effectively controls the Company. After the private placement of Class B common and Class D units on June 29, 2007, AAI also owns 29,352,996 units or 48.4% of the Class B common and Class D units (See Note 15).

Principles of Combination and Consolidation

The combined and consolidated financial statements of the Company before the date of its initial public offering have been prepared from the separate records maintained by AAI and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Company had been operated as an unaffiliated entity. Transactions between the Company and other AAI entities have been identified in the combined and consolidated financial statements as transactions between affiliates (see Note 8). In accordance with established practice in the oil and gas industry, the Company includes its pro rata share of assets, liabilities, revenues and costs and expenses of the Partnerships in which it has an interest. All significant intercompany balances and transactions within the Company have been eliminated.

The accompanying combined and consolidated financial statements, which are unaudited except that the balance sheet at December 31, 2006 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim combined and consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three month and six month period ended June 30, 2007 may not necessarily be indicative of the results of operations for the full year ending December 31, 2007.

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

ATLAS ENERGY RESOURCES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2007
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Receivables

In evaluating its allowance for possible losses, the Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by the Company’s review of its customer’s credit information. The Company extends credit on an unsecured basis to many of its customers. At June 30, 2007 and December 31, 2006, the Company’s credit evaluation indicated that it had no need for an allowance for possible losses.

Reclassifications

Certain reclassifications have been made to the three months and six months ended June 30, 2006 combined and consolidated financial statements to conform to the current period presentation.

Revenue Recognition

Because there are timing differences between the delivery of natural gas and oil and the Company’s receipt of a delivery statement, the Company has unbilled revenues. These revenues are accrued based upon volumetric data from the Company’s records and the Company’s estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Company had unbilled trade receivables at June 30, 2007 and December 31, 2006 of $64.6 million and $19.4 million, respectively, which are included in accounts receivable on its consolidated balance sheets.

Capitalized Interest

The Company capitalizes interest on borrowed funds related to its share of costs associated with the drilling and completion of new oil and gas wells and other capital projects. Interest is capitalized only during the periods in which these assets are brought to their intended use.

The weighted average interest rate used to capitalize interest was 6.8% and 6.3% for the three months and six months ended June 30, 2007, which resulted in interest capitalized of $509,000 and $831,500 for the respective periods. There was no interest capitalized for the three months and six months ended June 30, 2006.

Recently Issued Financial Accounting Standards

In April 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 39-1, amendment of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN 39-1”). FIN 39-1 amends FIN 39, which allows an entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. FIN 39-1 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of FIN 39-1 to have an impact on its financial position or results of operations.

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

ATLAS ENERGY RESOURCES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2007
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” FSP EITF 00-19-2 requires an issuer of financial instruments, such as debt, convertible debt, equity shares or warrants, to account for a contingent obligation to transfer consideration under a registration payment arrangement in accordance with Statement 5, “Accounting for Contingencies,” and FASB Interpretation 14, “Reasonable Estimation of the Amount of a Loss.” The accounting applies regardless of whether the registration payment arrangement is a provision in a financial instrument or a separate agreement. The FSP requires issuers to make certain disclosures for each registration payment arrangement or group of similar arrangements. The FSP is effective for fiscal years beginning after December 15, 2006 for registration payment arrangements and financial instruments subject to those arrangements that are entered into prior to December 21, 2006. The Company applied the consensus in FSP EITF 00-19-2 effective January 1, 2007. The Company reviewed the penalty terms in the registration rights agreement related to its private placement entered into on June 29, 2007 (See Note 15), pursuant to the guidance in the FSP, and determined that the probability of payment is remote under Statement 5 based upon the Company’s status of current related filings. As a result, the application of FSP EITF 00-19-2 did not have an effect on the Company’s financial position or results of operations.

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

NOTE 3 - ACQUISITION OF DTE GAS & OIL COMPANY

On June 29, 2007, the Company acquired all of the outstanding equity interests of DTE Gas & Oil Company (“DGO”) from DTE Energy Company (NYSE:DTE) and MCN Energy Enterprises for $1.268 billion, including adjustments for working capital of $10.4 million and current year capital expenditures of $19.0 million. Assets acquired include interests in approximately 2,150 natural gas wells with estimated proved reserves of approximately 613.7 billion cubic feet of natural gas equivalents located in the northern lower peninsula of Michigan, 228,000 developed acres, and 66,000 undeveloped acres. With this acquisition, the Company increased its natural gas and oil production as well as entered into a new region that offers additional opportunities to expand its operations. Subsequent to the acquisition of DGO, the Company changed its name to Atlas Gas & Oil Company (“AGO”).

ATLAS ENERGY RESOURCES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2007
(Unaudited)

NOTE 3 - ACQUISITION OF DTE GAS & OIL COMPANY (Continued)

To fund the acquisition, the Company borrowed $713.9 million on its new credit facility (See Note 9) and received net proceeds of $597.5 million from a private placement of its Class B common and new Class D units (See Note 15). Proceeds of $52.5 million were used to pay the outstanding balance of the Company’s credit facility with Wachovia Bank. The acquisition was accounted for using the purchase method of accounting under SFAS No. 141, Business Combinations (“SFAS No. 141”). The following table presents the preliminary purchase price allocation, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed based on their estimated fair market value at the date of acquisition (in thousands):

Accounts receivable	$33,412
Prepaid expenses	1,354
Leaseholds, wells and related equipment	1,267,656
Total assets acquired	1,302,422
Accounts payable and accrued liabilities	(21,030)
Asset retirement obligations	(13,415)
(34,445)
Net assets acquired	$1,267,977

Due to its recent date of acquisition, the purchase price allocation is based on preliminary data that is subject to adjustment and could change significantly as the Company continues to evaluate this allocation. AGO’s operations are included within the Company’s combined and consolidated financial statements beginning June 29, 2007.

The following data presents pro forma revenues, net income and basic and diluted net income per unit for the Company as if the DGO acquisition, Class B common unit, Class D unit equity offerings (See Note 15) and new revolving credit facility (See Note 9) had occurred on January 1, 2006. The Company has prepared these pro forma financial results for comparative purposes only, they may not be indicative of the results that would have occurred if the Company had completed the acquisition at January 1, 2006 or the results that will be attained in the future. Net income for the three months ended and six months ended June 30, 2006 are periods prior to the Company’s initial public offering on December 18, 2006, and therefore, no earnings per unit has been presented.  (in thousands, except per unit amounts):

	Three Months Ended			Six Months Ended
	June 30, 2007			June 30, 2007
	As	Pro Forma	Pro	As	Pro Forma	Pro
	Reported	Adjustments	Forma	Reported	Adjustments	Forma

Revenues	$128,055	$20,357	$148,412	$233,246	$39,626	$272,872
Net income	41,665	(17,732)	23,933	61,606	(36,260)	25,346
Net income per Class B common and Class D unit outstanding - basic	$1.10	$(0.71)	$0.39	$1.64	$(1.22)	$0.42
Weighted average Class B common and Class D units outstanding - basic	37,196	24,036	61,232	36,913	24,036	60,949
Net income per Class B common and Class D unit - diluted	$1.08	$(0.69)	$0.39	$1.62	$(1.21)	$0.41
Weighted average Class B common and Class D units outstanding - diluted	37,705	24,036	61,741	37,338	24,036	61,374

	Three Months Ended			Six Months Ended
	June 30, 2006			June 30, 2006
	As	Pro Forma	Pro	As	Pro Forma	Pro
	Reported	Adjustments	Forma	Reported	Adjustments	Forma

Revenues	$63,608	$18,144	$81,752	$145,719	$36,622	$182,341
Net income	12,599	(23,610)	(11,011)	25,068	(47,834)	(22,766)

Pro forma adjustments to revenues include substantial losses on derivatives realized by DGO. All such derivatives were canceled upon the acquisition of DGO by the Company and the Company entered into new derivative contracts covering future DGO production. Pro forma adjustments include financial hedges between DGO and its affiliate which are assumed to qualify for hedge accounting.

ATLAS ENERGY RESOURCES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2007
(Unaudited)

NOTE 4 - COMPREHENSIVE INCOME

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$41,665	$12,599	$61,606	$25,068
Other comprehensive income (loss)
Unrealized holding gain (loss) on hedging contracts	(756)	5,021	(19,108)	9,408
Less reclassification adjustment for gains realized in net income	(2,310)	(1,496)	(4,754)	(2,916)
Total other comprehensive income (loss)	(3,066)	3,525	(23,862)	6,492
Comprehensive income	$38,599	$16,124	$37,744	$31,560

NOTE 5 - NET INCOME PER COMMON UNIT

At June 30, 2007, the Company has three classes of units issued and outstanding: (i) Class A units, representing AAI’s management units, (ii) Class B common units representing limited liability company interests listed on the New York Stock Exchange under the symbol “ATN”, and (iii) Class D units. See Note 15 for details regarding the Class D units.

Basic earnings per unit for Class B and Class D units is computed by dividing net income, after the deduction of net income allocable to the Class A units, attributable to unit holders by the weighted average number of units outstanding during each period. The Class A unit holder’s allocable share of net income is calculated based upon AAI’s 2% interest and incentive distributions . Since it is assumed that the conversion of the Class D units into Class B common units will occur, the units have been combined for purposes of presenting net income and net income per unit has been allocated on an equal basis.

Diluted earnings per unit is computed by adjusting the average number of units outstanding for the dilutive effect, if any, of the Company’s restricted unit and unit option awards, as calculated by the treasury stock method. Restricted units and unit options consist of common units issuable under the terms of the Company’s Long-Term Incentive Plan (See Note 14). The following table sets forth the reconciliation of the Company’s weighted average number of common units as of June 30, 2007 used to compute basic net income per unit with those used to compute diluted net income per unit (in thousands):

Weighted Average Class B common and Class D units outstanding:
	Three Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2007
Basic units outstanding	37,196	36,913
Add effect of dilutive unit incentive awards	509	425
Diluted units outstanding	37,705	37,338

ATLAS ENERGY RESOURCES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2007
(Unaudited)

NOTE 6 - OTHER ASSETS, INTANGIBLE ASSETS AND GOODWILL

Other Assets

The following table provides information about other assets at the dates indicated (in thousands):

	June 30,	December 31,
	2007	2006
Deferred finance costs, net of accumulated amortization of $501 and $3	$9,752	$194
Long-term hedge receivable from Partnerships	8,236	2,131
Other	141	122
	$18,129	$2,447

Deferred finance costs relate to the Company’s new credit facility (see Note 9) and are recorded at cost and are amortized over 120 days to 5 years, under the terms of the Company’s revolving credit agreement. Long-term hedge receivable from Partnerships represents the portion of the long-term unrealized hedge loss on contracts that has been reallocated to the Partnerships.

Intangible Assets

Included in intangible assets are partnership management and operating contracts acquired through previous acquisitions which were recorded at fair value on their acquisition dates. The Company amortizes contracts acquired on the declining balance and straight-line methods over their respective estimated lives, ranging from five to thirteen years. Amortization expense for these contracts for the three months ended June 30, 2007 and 2006 was $205,000 and $219,000, and for the six months ended June 30, 2007 and 2006 was $409,000 and $439,000, respectively.

The aggregate estimated annual amortization expense of partnership management and operating contracts for the next five years ending June 30 is as follows: 2008—$798,000; 2009—$760,000; 2010—$726,000, 2011—$696,000 and 2012—$413,000

The following table provides information about intangible assets at the dates indicated (in thousands):

	June 30,	December 31,
	2007	2006
Cost	$14,343	$14,343
Accumulated amortization	(9,541)	(9,132)
	$4,802	$5,211

Goodwill

The Company applies the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), which requires that goodwill no longer be amortized, but instead evaluated for impairment at least annually. The evaluation of impairment under SFAS 142 requires the use of projections, estimates and assumptions as to the future performance of the Company’s operations, including anticipated future revenues, expected future operating costs and the discount factor used. Actual results could differ from projections, resulting in revisions to the Company’s assumptions and, if required, recognition of an impairment loss. The Company’s evaluation of goodwill at December 31, 2006 indicated there was no impairment loss and no impairment indicators arose during the six months ended June 30, 2007. The Company will continue to evaluate its goodwill at least annually or when impairment indicators arise, and will reflect the impairment of goodwill, if any, within the statements of income in the period in which the impairment is indicated.

ATLAS ENERGY RESOURCES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2007
(Unaudited)

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation, depletion and amortization are based on cost less estimated salvage value primarily using the unit-of-production or straight-line method over the assets estimated useful lives. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized.

Property and equipment consists of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2007	2006
Mineral interests
Proved properties	$7,829	$1,290
Unproved properties	1,002	1,002
Leaseholds, wells and related equipment	1,662,577	348,742
Land, building and improvements	4,850	4,169
Support equipment	6,271	5,541
Other	5,398	4,698
	1,687,927	365,442
Accumulated depreciation, depletion and amortization:
Oil and gas properties	(94,505)	(83,216)
Other	(4,686)	(4,412)
	(99,191)	(87,628)
	$1,588,736	$277,814

On June 29, 2007, the Company acquired all of the outstanding equity interests in DGO for approximately $1.268 billion including acquisition costs (See Note 3). Due to the recent date of the acquisition, the purchase price allocation is based upon estimated values and could change significantly as the Company continues to evaluate this preliminary allocation. At June 30, 2007, the portion of the purchase price allocation to property, plant and equipment for the DGO acquisition of $1.268 billion are included in the Leaseholds, wells and related equipment category within the above table.

NOTE 8 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has ongoing relationships with several related entities:

Relationship with AAI. The employees supporting the Company’s operations are employees of AAI. AAI provides centralized corporate functions on behalf of the Company, including legal, finance, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes and engineering. The Company and Atlas Pipeline Partners, L.P. (“Atlas Pipeline”) comprise substantially all of Atlas America’s operations, and therefore the Company and Atlas Pipeline bear substantially all of those costs which are reflected in general and administrative expense in the Company’s combined and consolidated statements of income.

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

ATLAS ENERGY RESOURCES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2007
(Unaudited)

NOTE 8 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS (Continued)

Relationship with Atlas Pipeline.  The Company has a master gas gathering agreement with Atlas Pipeline which governs the transportation of substantially all of the natural gas the Company produces from the wells it operates in Appalachia. This agreement generally provides for the Company to pay Atlas Pipeline 16% of the sales price received for natural gas produced from wells located on Atlas Pipeline’s gathering systems. AAI has agreed to assume the Company’s obligation to pay gathering fees to Atlas Pipeline and the Company has remitted to AAI the gathering fees it receives. These fees are shown as Gathering fees—Atlas Pipeline on the Company’s combined and consolidated statements of income. The Company charges rates to wells connected to these gathering systems, substantially all of which are owned by the Partnerships, generally ranging from $.29 to $.35 per Mcf or a percentage of the sales price received for the natural gas transported and pays this amount to AAI.

NOTE 9 - DEBT

Total debt consists of the following at the dates indicated (in thousands):
	June 30,	December 31,
	2007	2006
Revolving credit facility	$713,891	$ −
Other debt	45	68
	713,936	68
Less current maturities	31	38
	$713,905	$30

Revolving Credit Facility.  Upon the closing of its acquisition of DTE Gas & Oil (See Note 3), the Company replaced its Wachovia Bank credit facility with a new 5-year, $850.0 million credit facility with J.P. Morgan Chase Bank, N.A. (“J.P. Morgan”) as administrative agent, Wachovia Bank, N. A. as syndication agent, and other lenders.. The revolving credit facility has a current borrowing base of $850.0 million which will be redetermined semiannually on April 1 and October 1 subject to changes in the Company’s oil and gas reserves. The initial borrowing base is also scheduled to be reduced to $685.0 million at the earlier of June 29, 2008 or the issuance by the Company of equity or debt securities of at least $200.0 million. Up to $50.0 million of the facility may be in the form of standby letters of credit. The facility is secured by the Company’s assets and bears interest at either the base rate plus the applicable margin or at adjusted LIBOR plus the applicable margin, elected at the Company’s option. At June 30, 2007, the weighted average interest rate on outstanding borrowings was 7.5%.

The base rate for any day equals the higher of the federal funds rate plus 0.50% or the J.P. Morgan prime rate. Adjusted LIBOR is LIBOR divided by 1.00 minus the percentage prescribed by the Federal Reserve Board for determining the reserve requirement for Eurocurrency liabilities. The applicable margin ranges from 0.0% to 1.25% for base rate loans and 1.00% to 2.25% for LIBOR loans.

The J.P. Morgan credit facility requires the Company to maintain specified financial ratios of current assets to current liabilities and debt to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”). In addition, the facility limits sales, leases or transfers of assets and the incurrence of additional indebtedness. The facility limits the distributions payable by the Company if an event of default has occurred and is continuing or would occur as a result of such distribution. The Company is in compliance with these covenants as of June 30, 2007. The facility terminates in June 2012, when all outstanding borrowings must be repaid. At June 30, 2007 and December 31, 2006, $713.9 million and $0.0, respectively, were outstanding under this facility and the previous Wachovia Bank credit facility. In addition, letters of credit of $1.1 million and $495,000 were outstanding at each date which are not reflected as borrowings on the Company’s consolidated balance sheets.

ATLAS ENERGY RESOURCES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2007
(Unaudited)

NOTE 9 - DEBT (Continued)

Annual principal debt payments over the next five years ending June 30 are as follows (in thousands)

2008	$31
2009	14
2010	-
2011	-
2012	713,891
$713,936

NOTE 10 - ASSET RETIREMENT OBLIGATIONS

The Company accounts for asset retirement obligations under FAS No. 143, “Accounting for Retirement Asset Obligations” (“SFAS 143”) and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, (“FIN 47”), which require that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. The Company has asset retirement obligations related to the plugging and abandonment of its oil and gas wells. SFAS 143 requires the Company to consider estimated salvage value in the calculation of depreciation, depletion and amortization.

A reconciliation of the Company’s liability for well plugging and abandonment costs for the periods indicated is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Asset retirement obligations, beginning of period	$27,590	$19,299	$26,726	$18,499
Liabilities acquired (See Note 3)	13,415	-	13,415	-
Liabilities incurred	507	450	1,027	1,126
Liabilities settled	-	(113)	(21)	(113)
Accretion expense	280	124	645	248
Asset retirement obligations, end of period	$41,792	$19,760	$41,792	$19,760

The above accretion expense is included in depreciation, depletion and amortization in the Company’s Combined and Consolidated Statements of Income.

NOTE 11 - DERIVATIVE INSTRUMENTS

From time to time, the Company enters into natural gas futures, option, and collar contracts to hedge its exposure to changes in natural gas prices which are classified as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity (“SFAS No. 133”). At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

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

ATLAS ENERGY RESOURCES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2007
(Unaudited)

NOTE 11 - DERIVATIVE INSTRUMENTS (Continued)

At June 30, 2007, the Company had 396 open natural gas futures contracts related to natural gas sales covering 147,820 million MMBtus of natural gas (which includes 81,340 million MMBtu covering natural gas produced by assets acquired from DGO), maturing through June 30, 2013 at a combined average settlement price of $8.23 per MMBtu.

On May 18, 2007, the Company signed a definitive agreement to acquire DGO (see Note 3). In connection with the financing of this transaction, the Company agreed as a condition precedent to closing that it would hedge 80% of its projected natural gas volumes for no less than three years from the closing date of the transaction. During May 2007, the Company entered into derivative instruments to hedge 80% of the projected production of the assets to be acquired as required under the financing agreement. The production volume of the assets to be acquired was not considered to be “probable forecasted production” under SFAS No. 133 at the date these derivatives were entered into because the acquisition of the assets had not yet been completed. Accordingly, the Company recognized the instruments as non-qualifying for hedge accounting at inception with subsequent changes in the derivative value recorded within revenues in its consolidated statements of income. The Company recognized non-cash income of $26.3 million related to the change in value of these derivatives for the three months ended June 30, 2007. Upon closing of the acquisition on June 29, 2007, the production volume of the assets acquired was considered “probable forecasted production” under SFAS No. 133 and the Company evaluated these derivatives under the cash flow hedge criteria in accordance with SFAS No. 133. In addition, the Company recognized gains on settled contracts covering natural gas production of $2.3 million and $1.5 million for the three months ended June 30, 2007 and 2006, and $4.7 million and $2.9 million for six months ended June 30, 2007 and 2006, respectively. There were no gains or losses recognized during the three months and six months ended June 30, 2006 for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges

Of the $2.8 million net loss in Accumulated other comprehensive income at June 30, 2007, the Company will reclassify $5.9 million of gains to its combined and consolidated statements of income over the next twelve month period as these contracts expire, and $8.7 million of losses will be reclassified in later periods if the fair values of the instruments remain at current market values.

As of June 30, 2007, the Company had the following natural gas volumes hedged:

Fixed Price Swaps

Twelve Month		Average	Fair Value
Period Ending	Volumes	Fixed Price	Asset (Liability)
June 30,	(MMBtu)	(per MMBtu)	(in thousands) (1)
2008	34,980,000	$8.29	$32,138
2009	34,340,000	8.53	5,320
2010	27,860,000	8.28	(3,729)
2011	20,300,000	7.99	(5,291)
2012	13,300,000	7.84	(1,965)
2013	4,500,000	7.66	(255)
			$26,218

ATLAS ENERGY RESOURCES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2007
(Unaudited)

NOTE 11 - DERIVATIVE INSTRUMENTS (Continued)

Costless Collars

Twelve Month			Average	Fair Value
Period Ending		Volumes	Floor and Cap	Asset (Liability)
June 30,	Option Type	(MMBtu)	(per MMBtu)	(in thousands) (1)
2008	Puts purchased	900,000	$7.50	$384
2008	Calls sold	900,000	8.60	-
2008	Puts purchased	780,000	7.50	-
2008	Calls sold	780,000	9.40	(100)
2009	Puts purchased	780,000	7.50	-
2009	Calls sold	780,000	9.40	(111)
2010	Puts purchased	1,440,000	7.75	-
2010	Calls sold	1,440,000	8.75	(370)
2011	Puts purchased	1,440,000	7.75	2
2011	Calls sold	1,440,000	8.75	-
2011	Puts purchased	3,600,000	7.50	-
2011	Calls sold	3,600,000	8.45	(855)
2012	Puts purchased	3,600,000	7.50	81
2012	Calls sold	3,600,000	8.45	-
				(969)
Total net asset				$25,249

(1)	Fair value based on forward NYMEX natural gas prices.

The fair value of the derivatives is included in the Company’s Consolidated Balance Sheets as of the dates indicated as follows (in thousands):

	June 30,	December 31,
	2007	2006
Current portion of hedge asset	$33,956	$27,618
Long-term hedge asset	13,950	23,843
Current portion of hedge liability	(1,534)	(172)
Long-term hedge liability	(21,123)	(3,835)
	$25,249	$47,454

In addition, $1.8 million and $26.4 million of unrealized hedge losses has been allocated to the Partnerships and included in the Consolidated Balance Sheets as of the dates indicated as follows (in thousands):

	June 30,	December 31,
	2007	2006
Unrealized hedge gain - short-term	$705	$96
Other assets - long-term	8,236	2,131
Accrued liabilities - short-term	(7,012)	(15,345)
Unrealized hedge loss - long-term	(3,695)	(13,248)
	$(1,766)	$(26,366)

ATLAS ENERGY RESOURCES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2007
(Unaudited)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company is a party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

One of the Company’s subsidiaries, Resource Energy, LLC, together with Resource America, Inc., (the former parent of AAI), was a defendant in a class action originally filed in February 2000 in the New York Supreme Court, Chautauqua County, by individuals, putatively on their own behalf and on behalf of similarly situated individuals, who leased property to the Company. The complaint alleged that the Company was not paying landowners the proper amount of royalty revenues with respect to natural gas produced from the leased properties. The complaint was seeking damages in an unspecified amount for the alleged difference between the amount of royalties actually paid and the amount of royalties that allegedly should have been paid. In April 2007, a settlement of this lawsuit was approved by the court. Pursuant to the tentative settlement terms, the Company has agreed to pay $300,000, upgrade certain gathering systems and cap certain transportation expenses chargeable to the land owners. The Company is indemnified by AAI for this matter.

Atlas Gas & Oil Company LLC, as successor to DTE Gas & Oil Company, is one of four defendants in a personal injury action filed in Antrim County Circuit Court in northern Michigan in August, 2006.  The complaint alleges that plaintiff suffered serious personal injuries as a result of the defendants’ negligence.  The Company intends to vigorously defend itself in this matter and does not believe that any settlement will be material to its financial position or results of operations.

The Company has begun construction of a new $2.9 million field operations building and yard in Fayette County, Pennsylvania of which $2.4 million remains committed at June 30, 2007.

NOTE 13 - OPERATING SEGMENT INFORMATION

The Company’s operations include two reportable operating segments. These operating segments reflect the way the Company manages its operations and makes business decisions. Operating segment data for the periods indicated are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Gas and oil production
Revenues	$51,572	$21,942	$72,832	$44,808
Costs and expenses	4,445	3,444	8,347	6,841
Segment profit	$47,127	$18,498	$64,485	$37,967

Partnership management
Revenues	$76,483	$41,666	$160,414	$100,911
Costs and expenses	62,545	39,310	130,808	93,311
Segment profit	$13,938	$2,356	$29,606	$7,600

ATLAS ENERGY RESOURCES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2007
(Unaudited)

NOTE 13 - OPERATING SEGMENT INFORMATION (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Reconciliation of segment profit to net income
Segment profit
Gas and oil production	$47,127	$18,498	$64,485	$37,967
Partnership management	13,938	2,356	29,606	7,600
Total segment profit	61,065	20,854	94,091	45,567
General and administrative	(11,358)	(2,974)	(18,257)	(10,669)
Depreciation, depletion and amortization	(6,807)	(5,524)	(12,675)	(10,187)
Other income - net	(1,235)	243	(1,553)	357
Net income	$41,665	$12,599	$61,606	$25,068

Capital expenditures
Gas and oil production
Acquisition of DGO	$1,267,656	$-	$1,267,656	$-
Other	31,787	21,270	53,281	36,151
	1,299,443	21,270	1,320,937	36,151
Partnership management	773	719	1,250	923
Corporate	445	7	551	212
	$1,300,661	$21,996	$1,322,738	$37,286

			June 30,	December 31,
			2007	2006
Balance sheets
Goodwill
Gas and oil production			$21,527	$21,527
Partnership management			13,639	13,639
			$35,166	$35,166

Total assets
Gas and oil production			$1,728,781	$377,807
Partnership management			26,737	26,474
Corporate			19,952	11,182
			$1,775,470	$415,463

For the three and six months ended June 30, 2007 and 2006, there were no operating segments that had revenues from a single customer which exceeded 10% of total revenues.

ATLAS ENERGY RESOURCES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2007
(Unaudited)

NOTE 14 - BENEFIT PLANS

Incentive Plan. In December 2006, the Company adopted a Long-Term Incentive Plan (“ATN LTIP”), which provides performance incentive awards to officers, employees and board members and employees of its affiliates, consultants and joint-venture partners. The ATN LTIP is administered by the AAI compensation committee, which may grant awards of restricted units, phantom units or unit options for an aggregate of 3,742,000 common units.

Restricted and Phantom Units. A restricted unit is a common unit that is subject to forfeiture prior to vesting. A phantom unit represents the right to receive one of the Company’s common units upon vesting or the fair market value thereof in cash. Units will vest over a four- year service period. The fair value of the grants is based on the closing price of the common units or cash equivalent to the then fair market value of a common unit on the grant date, and is being charged to operations over the requisite service periods. Upon termination of service by a grantee, all non-vested units are forfeited. The Company recognized $799,000 and $1.6 million in compensation expense related to restricted and phantom units for the three months and six months ended June 30, 2007, respectively. At June 30, 2007, the Company had approximately $12.2 million of unrecognized compensation expense related to the non-vested portion of these units.

The following table summarizes the activity of restricted and phantom units for the six months ended June 30, 2007.

		Weighted
		Average
		Grant Date
	Units	Fair Value
Non-vested units outstanding, December 31, 2006	47,619	$21.00
Granted	546,000	23.77
Vested	(11,904)	21.00
Forfeited	(1,000)	23.06
Non-vested units outstanding, June 30, 2007	580,715	$23.60

Options. Option awards expire 10 years from the date of grant, and will vest over a four-year service period. In January 2007, the Black-Scholes option pricing model was used to estimate the weighted average fair value of $2.41 per option for 1,297,000 options granted with the following assumptions (a) expected dividend yield of 8.0%, (b) risk-free interest rate of 4.7%, (c) expected volatility of 25.0%, and (d) an expected life of 6.25 years. In June 2007, additional units of 100,000 were granted, and the Black-Scholes option pricing model was used to estimate the weighted average fair value of $5.93 per unit option with the following assumptions (a) expected dividend yield of 5.1%, (b) risk-free interest rate of 4.7%, (c) expected volatility of 25.0%, and (d) an expected life of 6.25 years. The Company recognized $245,000 and $491,000 in compensation expense related to options granted for the three months and six months ended June 30, 2007, respectively. At June 30, 2007, the Company had approximately $3.9 million of unrecognized compensation expense related to the non-vested portion of the options.

The following table summarizes the activity of options for the six months ended June 30, 2007.

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Units	Exercise Price	Term (in years)	(in thousands)
Outstanding, December 31, 2006	373,752	$21.00	9.25
Granted	1,397,000	23.86	9.54
Forfeited or expired	(5,100)	23.06	9.50
Outstanding, June 30, 2007	1,765,652	$23.25	9.37	$19,292
Options exercisable, June 30, 2007	93,438
Available for grant	1,383,729

ATLAS ENERGY RESOURCES, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2007
(Unaudited)

NOTE 15 - PRIVATE PLACEMENT OF CLASS B COMMON AND CLASS D UNITS

To partially fund the acquisition of DGO, the Company completed a private placement of 7,298,181 Class B common units and 16,702,828 Class D units to a group of institutional investors at a weighted average price of $25.00 per unit for net proceeds of $597.5 million. The private placement of the Class B common and Class D units was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The Class D units are a new class of equity security which automatically converts to common units on a one-to-one basis with the consent of the Company’s unit holders. The Company plans to obtain the consent by November 11, 2007. The Class D units have no voting rights and are subordinated to the Class A and Class B common units in the payment of dividends and on dissolution or liquidation. The Company entered into a registration rights agreement in connection with the sale of the units. The agreement requires the Company to prepare and file a registration statement covering the resale of such units by January 31, 2008 and have such registration statement declared effective by May 30, 2008. The Company could be required to pay certain amounts as defined in the agreement in the event the registration deadlines are not met. The potential payments would be approximately 0.25% of the gross proceeds of the offerings or $1.5 million for the first 30-day period after the deadline, increasing by an additional 0.25% per 30-day period, up to a maximum of 1.0% of the gross proceeds of the offerings per 30-day period.

NOTE 16 - CASH DISTRIBUTIONS

The Company is required to distribute, within 45 days after the end of each quarter, all of its available cash (as defined in its limited liability agreement) for that quarter. Distributions declared by the Company from inception are as follows:

Date Cash Distribution Paid or Payable	For Quarter Ended	Cash Distribution per Common Unit		Total Cash Distribution to Common Unit Holders)	Total Cash Distribution to the Manager
				(in thousands)	(in thousands)
February 14, 2007	December 31, 2006	$0.06	(1)	$2,197	$45
May 15, 2007	March 31, 2007	$0.43		$16,311	$322
August 14, 2007	June 30, 2007	$0.43		$16,311	$322

(1)	Represents a prorated distribution of $0.42 per unit for the period from December 18, 2006, the date of the Company’s initial public offering through December 31, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

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

General

We are a limited liability company focused on the development and production of natural gas and, to a lesser extent, oil principally in the Appalachian Basin (and northern Michigan as a result of our recent acquisition). In northern Michigan, we will drill wells for our own account. In the Appalachian Basin, we sponsor and manage tax-advantaged investment partnerships, in which we coinvest to finance the exploitation and development of our acreage.

We were formed in 2006 to own and operate substantially all of the natural gas and oil assets and the investment partnership management business of Atlas America, Inc. (NASDAQ: ATLS). We are managed by Atlas Energy Management, Inc., or AEM, a wholly-owned subsidiary of Atlas America. Through our manager, Atlas America personnel are responsible for managing our assets and raising capital.

During the three months and six months ended June 30, 2007, we continued to grow our operations, increasing our revenues, number of wells drilled and number of wells operated.

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

RECENT EVENTS

Acquisition of DTE Gas and Oil Company

On June 29, 2007, we acquired Michigan-based, DTE Gas & Oil Company, or DGO, from DTE Energy Company (NYSE:DTE), for $1.268 billion subject to final post-closing adjustments. We acquired interests in approximately 2,150 natural gas wells producing from the Antrim Shale, located in Michigan’s northern lower peninsula with estimated proved reserves of approximately 613.7 bcfe on approximately 228,000 net developed acres, and 66,000 net undeveloped acres as of June 30, 2007. With this acquisition, we have increased our natural gas and oil production as well as entered into a new region that offers additional opportunities to expand our operations. In order to produce methane from the Antrim Shale, water must be drawn off first, a process that takes 3 to 12 months. As a result, we don’t believe our Michigan business unit wells are compatible with our investment partnerships and intend to drill those wells for our own account.

This acquisition will significantly increase our revenues, production throughput and distributable cash flows. Production volumes are expected to approximately triple to dilute 88.0 MMcfe per day. In addition, this acquisition will significantly broaden our presence in a region that offers additional opportunities to expand our operations and accomplish future growth.

New Credit Facility

Upon the closing of the acquisition of DTE Gas & Oil Company, we replaced our Wachovia Bank Credit facility with a new 5-year, $850.0 million credit facility, which is led by J.P. Morgan Chase Bank, N.A. (“J.P. Morgan”), as administrative agent, Wachovia Bank, National Association, as syndication agent, and other lenders. Proceeds of $52.5 million were used to pay the outstanding balance of our then existing credit facility with Wachovia Bank. The J.P. Morgan revolving credit facility has a current borrowing base of $850.0 million which will be redetermined semi-annually on April 1 and October 1 subject to changes in our oil and gas reserves. The initial borrowing base is also scheduled to be reduced to $685.0 million at the earlier of June 29, 2008 or the issuance by us of equity or debt securities of at least $200 million. Up to $50.0 million of the facility may be in the form of standby letters of credit. The facility is secured by our assets and bears interest at either the base rate plus the applicable margin or at adjusted LIBOR plus the applicable margin, elected at our option. At June 30, 2007, the weighted average interest rate on outstanding borrowings was 7.5%.

We are required to maintain specified ratios of current assets to current liabilities and debt (as defined in the agreement) to earnings before interest, taxes, depreciation, depletion and amortization, or EBITDA. In addition, the facility limits sales, leases or transfers of assets and the incurrence of additional indebtedness. The facility limits the distribution payable by us if an event of default has occurred and is continuing or would occur as a result of such distribution. We are in compliance with these covenants as of June 30, 2007. At June 30, 2007, $715.0 million was outstanding under this facility including letters of credit of $1.1 million, which are not reflected as borrowings on our consolidated balance sheets.

Private Placement of Class B Common and Class D Unit Offering

To fund the remaining cost of the acquisition of DGO, we completed a private placement of 7,298,181 Class B common units and 16,702,828 Class D units at a price of $25.00 per unit for net proceeds of $597.5 million. The Class D units are a new class of equity security which automatically converts to common units on a one-to-one basis with the consent of our unit holders. We plan to obtain the consent by November 11, 2007 and file a registration statement with the Securities and Exchange Commission covering the common units by January 31, 2008. The Class D units have no voting rights and are subordinated to the Class B common units in the payment of dividends and on dissolution or liquidation. We could be required to pay certain amounts as defined in the agreement in the event the registration deadlines are not met. The potential payments would be approximately 0.25% of the gross proceeds of the offerings or $1.5 million for the first 30-day period after the deadline, increasing by an additional 0.25% per 30-day period, up to a maximum of 1.0% of the gross proceeds of the offerings per 30-day period.

BUSINESS SEGMENTS

We operate two business segments:

•	Our gas and oil production segment, which consists of our interests in oil and gas properties.

•	Our partnership management segment, which consists of well construction and completion, administration and oversight, well services and gathering activities.

Gas and Oil Production

As of June 30, 2007, we owned interests in approximately 9,950 gross wells, principally in the Appalachian and Michigan Basins, of which we operated approximately 8,240. In the three months ended June 30, 2007, we drilled 227 net wells, 98% of which were successful in producing natural gas in commercial quantities. We have a joint venture in Tennessee with Knox Energy, LLC that gives us an exclusive right to drill up to 148 additional net wells before December 31, 2007 on approximately 212,000 acres owned by Knox Energy. As of June 30, 2007, we had drilled 222 net wells under this agreement. We had identified over 500 proved undeveloped drilling locations and approximately 2,500 additional potential drilling locations on our acreage and our Tennessee joint venture acreage as of June 30, 2007.

Our results of operations for our gas and oil production segment are impacted by increases and decreases in the volume of natural gas that we produce, which we refer to as production volumes. Production volumes and pipeline capacity utilization rates generally are driven by wellhead production and the number of new wells drilled and connected in our areas of operation and more broadly, by demand for natural gas. Our results of operations for our gas and oil production segment are also impacted by the prices we receive and the margins we generate. Because of the volatility of the prices for natural gas, as of June 30, 2007 we had financial hedges in place for approximately 80% of our expected production for the twelve months ending June 30, 2008.

Partnership Management

We generally fund our drilling activities, other than those of our Michigan business unit, through sponsorship of tax-advantaged investment partnerships. Accordingly, the amount of development activities we undertake depends in part upon our ability to obtain investor subscriptions to the partnerships. We raised $218.5 million in the year ended December 31, 2006 and plan to raise up to $300.0 million in the year ending December 31, 2007.

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

Our results of operations for our partnership management segment are impacted by changes in the number of wells that we drill and the number of wells we operate. Well construction activity is generally driven by commodity prices and demand for natural gas and oil. Additionally, the level of funds we raise through investment partnerships affects the number of wells we drill. Investor funds raised will also be dependent on commodity prices and tax laws associated with natural gas and oil.

GENERAL TRENDS AND OUTLOOK

We believe that current natural gas prices will continue to cause relatively high levels of natural gas-related drilling in the United States as producers seek to increase their level of natural gas production. Although the number of natural gas wells drilled in the United States has increased overall in recent years, a corresponding increase in production has not been realized primarily as a result of smaller discoveries and the decline in production from existing wells. We believe that an increase in United States drilling activity, additional sources of supply such as liquefied natural gas, and imports of natural gas will be required for the natural gas industry to meet the expected increased demand for, and to compensate for the slowing production of, natural gas in the United States. The areas in which we operate are experiencing significant drilling activity as a result of recent high natural gas prices, new increased drilling for deeper natural gas formations and the implementation of new exploration and production techniques.

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

Gas and Oil Production

The following table sets forth information relating to our production revenues, production volumes, sales prices, production costs and depletion for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Production revenues (in thousands):
Gas (1) (6)	$22,709	$19,437	$42,137	$39,930
Oil	$2,592	$2,469	$4,419	$4,834

Production volume (2):
Appalachia
Gas (Mcf/day) (1)	25,593	25,317	24,643	23,104
Oil (Bbls/day)	462	407	411	415
Michigan(5)
Gas (Mcf/day)	60,308	-	60,308	-
Oil (Bbls/day)	-	-	-	-
Total (Mcfe/day) (3)(5)	88,673	27,759	87,417	25,594

Average sales prices:
Gas (per Mcf) (3)	$9.27	$8.44	$9.20	$9.55
Oil (per Bbl) (3)	$61.62	$66.70	$59.40	$64.38

Production costs (4):
As a percent of production revenues	9%	11%	9%	9%
Per Mcfe	$0.88	$0.93	$0.88	$0.92

Depletion per Mcfe	$2.09	$1.99	$2.19	$1.99

(1)	Excludes sales of residual gas and sales to landowners.

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

(3)
Our average sales price before the effects of financial hedging were $8.36 and $7.89 per Mcf for the three months ended June 30, 2007 and 2006, and $8.12 and $8.55 per Mcf for the six months ended June 30, 2007 and 2006, respectively.

(4)	Production costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, severance taxes, insurance and production overhead.

(5)	Amounts represent production volumes related to DGO from the acquisition date (June 29, 2007) to June 30, 2007.

(6)	Excludes non-qualifying hedge gains of $26.3 million associated with the DGO acquisition.

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Our natural gas revenues were $22.7 million in the three months ended June 30, 2007, an increase of $3.3 million (17%) from $19.4 million in the three months ended June 30, 2006. The increase was attributable to a 10% increase in the average sales price of natural gas and by a 7% increase in production volumes. The $3.3 million increase in natural gas revenues consisted of $1.9 million attributable to increases in natural gas sales prices and $1.4 million attributable to increased production volumes.

The increase in our gas production volumes of 60,584 Mcf/d resulted from our acquisition of DGO on June 29, 2007 and production associated with new wells drilled for our investment partnerships. We believe that gas volumes will continue to be favorably impacted in the remainder of 2007 with the contribution of our Michigan business unit and as ongoing projects to extend and enhance the gathering systems of Atlas Pipeline are completed and wells drilled are connected in these areas of expansion.

Our oil revenues were $2.6 million in the three months ended June 30, 2007, an increase of $123,000 (5%) from $2.5 million during the three months ended June 30, 2006. The increase resulted from a 14% increase in production volumes, offset by an 8%decrease in the average sales price. The $123,000 increase consisted of $188,000 attributable to decreases in sales prices, and $311,000 attributable to volume increases, due to an increase in the number of new wells placed into production during the three months ended June 30, 2007.

Our production costs were $4.4 million in the three months ended June 30, 2007, an increase of $1.0 million (29%) from $3.4 million in the three months ended June 30, 2006. This increase includes an increase in transportation charges, labor and maintenance costs associated with an increase in the number of wells we own from the prior year period. The transportation fees charged to our wells connected to Atlas Pipeline’s gathering system were generally increased as a percent of gas revenues beginning in January 2007.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Our natural gas revenues were $42.1 million in the six months ended June 30, 2007, an increase of $2.2 million (6%) from $39.9 million in the six months ended June 30, 2006. The increase was attributable to a 4% decrease in the average sales price of natural gas partially offset by a 10% increase in production volumes. The $2.2 million increase in natural gas revenues consisted of $1.5 million attributable to decreases in natural gas sales prices and $3.7 million attributable to increased production volumes.

The increase in our gas production volumes of 61,847 Mcf/d resulted from our acquisition of DGO on June 29, 2007 and production associated with new wells drilled for our investment partnerships. We believe that gas volumes will continue to be favorably impacted in the remainder of 2007 with the contribution of our Michigan business unit and as ongoing projects to extend and enhance the gathering systems of Atlas Pipeline are completed and wells drilled are connected in these areas of expansion.

Our oil revenues were $4.4 million in the six months ended June 30, 2007, a decrease of $415,000 (9%) from $4.8 million during the six months ended June 30, 2006. The decrease resulted from an 8% decrease in the average sales price of oil, and a 1% decrease in production volumes. The $415,000 decrease consisted of $374,000 attributable to decreases in sales prices, and $41,000 attributable to volume decreases, as we drill primarily for natural gas rather than oil.

Our production costs were $8.3 million in the six months ended June 30, 2007, an increase of $1.5 million (22%) from $6.8 million in the six months ended June 30, 2006. This increase includes an increase in transportation charges, labor and maintenance costs associated with an increase in the number of wells we own from the prior year period. The transportation fees charged to our wells connected to Atlas Pipeline’s gathering system were generally increased as a percent of gas revenues beginning in January 2007.

Well Construction and Completion

Our well construction and completion revenues and costs and expenses incurred represent the billings and costs associated with the completion of wells for investment partnerships we sponsor.  The following table sets forth information relating to these revenues and the related costs and number of net wells drilled during the periods indicated (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Average construction and completion revenue per well	$296	$291	$298	$291
Average construction and completion cost per well	257	253	259	253
Average construction and completion gross profit per well	$39	$38	$39	$38

Gross profit margin	$8,491	$4,411	$17,937	$11,048

Gross profit percent	13%	13%	13%	13%

Net wells drilled	220	116	462	291

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Our well construction and completion segment margin was $8.5 million in the three months ended June 30, 2007, an increase of $4.1 million (92%) from $4.4 million in the three months ended June 30, 2006. During the three months ended June 30, 2007, the increase of $4.1 million in segment margin was attributable to an increase in the number of wells drilled ($4.0 million) and an increase in the gross profit per well ($66,000). The increase in the number of wells drilled of 104 is the result of an increase in our fundraising in 2007. It should be noted that “Liabilities associated with drilling contracts” on our balance sheet includes $58.4 million of funds raised in the first six months of calendar 2007 that have not been applied to the completion of wells as of June 30, 2007 due to the timing of drilling operations, and thus had not been recognized as well construction and completion revenue.  We expect to recognize this amount as revenue in the third quarter of fiscal 2007. During fiscal 2006 we raised $218.5 million and plan to raise approximately $300.0 million fiscal 2007. We anticipate favorable oil and gas prices will continue to favorably impact our fundraising and therefore our drilling revenues in the remainder of fiscal 2007.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Our well construction and completion segment margin was $17.9 million in the six months ended June 30, 2007, an increase of $6.9 million (62%) from $11.0 million in the six months ended June 30, 2006.  During the six months ended June 30, 2007, the increase of $6.9 million in segment margin was attributable to an increase in the number of wells drilled ($6.7 million) and an increase in the gross profit per well ($250,000). The increase in the number of wells drilled of 171 is the result of an increase in our fundraising in fiscal 2007.

Administration and Oversight

Administration and oversight represents supervision and administrative fees earned for the drilling and subsequent management of wells for our investment partnerships.

Our administration and oversight fees were $3.4 million in the three months ended June 30, 2007, an increase of $1.2 million (57%) from $2.2 million in the three months ended June 30, 2006. This increase resulted from an increase in the number of wells drilled and managed for our investment partnerships in the three months ended June 30, 2007 as compared to the prior year period.

Our administration and oversight fees were $8.0 million in the six months ended June 30, 2007, an increase of $2.5 million (45%) from $5.5 million in the six months ended June 30, 2006. This increase resulted from an increase in the number of wells drilled and managed for our investment partnerships in the six months ended June 30, 2007 as compared to the prior year period.

Well Services

Our well services revenues were $4.2 million in the three months ended June 30, 2007, an increase of $769,000 (23%) from $3.4 million in the three months ended June 30, 2006. This increase resulted from an increase in the number of wells operated for our investment partnerships due to additional wells drilled in the twelve months ended June 30, 2007.

Our well services expenses were $2.1 million in the three months ended June 30, 2007, an increase of $126,000 (6%) from $2.0 million in the three months ended June 30, 2006. This increase was attributable to an increase in wages, benefits, and field office expenses associated with an increase in employees due to the increase in the number of wells we operate for our investment partnerships.

Our well services revenues were $7.9 million in the six months ended June 30, 2007, an increase of $1.7 (28%) from $6.2 million in the six months ended June 30, 2006. This increase resulted from an increase in the number of wells operated for our investment partnerships due to additional wells drilled in the twelve months ended June 30, 2007.

Our well services expenses were $4.2 million in the six months ended June 30, 2007, an increase of $402,000 (11%) from $3.8 million in the six months ended June 30, 2006. This increase was attributable to an increase in wages, benefits, fuel and field office expenses associated with an increase in employees due to the increase in the number of wells we operate for our investment partnerships.

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

Our gathering fee to Atlas Pipeline was $3.8 million for the three months ended June 30, 2007, a decrease of $4.1 million (52%) from $7.9 million in the three months ended June 30, 2006. The decrease in the three months ended June 30, 2007 is primarily a result of the assumption by Atlas America of our obligation to pay Atlas Pipeline under our gas gathering agreement with it.

Our gathering fee to Atlas Pipeline was $7.0 million for the six months ended June 30, 2007, a decrease of $8.9 million (56%) from $15.9 million in the six months ended June 30, 2006. The decrease in the six months ended June 30, 2007 is primarily a result of the assumption by Atlas America of our obligation to pay Atlas Pipeline under our gas gathering agreement with it

Gain on Mark-to-Market Derivatives

Our gain on mark-to-market derivatives represents non-cash gains and losses recognized on derivatives. We recognized a $26.4 million non-cash gain related to the change in value of derivative contracts associated with the acquisition of DGO in the three months ended June 30, 2007. The contracts entered into were derivative contracts to hedge the projected production volume of the DGO anticipated acquisition. The production volumes of the assets to be acquired were not considered to be “probable forecasted production” under SFAS No. 133 at the date these derivatives were entered into because the acquisition of the assets had not yet been completed. Accordingly, we recorded the instruments as non-qualifying for hedge accounting at inception with subsequent changes in the derivative values recorded within our consolidated statements of income. Upon closing of the acquisition, the production volumes of the assets acquired was considered “probable forecasted production” under SFAS No. 133 and we evaluated these derivatives under the cash flow hedge criteria in accordance with SFAS No. 133.

ALL OTHER INCOME, COSTS AND EXPENSES

General and Administrative

Our general and administrative expenses were $11.4 million in the three months ended June 30, 2007, an increase of $8.4 million (282%) from $3.0 million in the three months ended June 30, 2006. These expenses include, among other things, salaries and benefits not allocated to a specific segment, costs of running our corporate office, partnership syndication activities and outside services. The increase of $8.4 million in the three months ended June 30, 2007 is principally attributed to the following:

•	We paid $3.9 million in fees related to hedging natural gas volumes associated with the acquisition of DGO on June 29, 2007.

•
Salaries and wages increased $1.4 million due to an increase of $1.0 million related to our long-term incentive plan and a $394,000 increase in the number of employees to manage our business operations.

•
Exploration costs increased $2.7 million due to reimbursements of costs from our partnership syndication activities related to our land and geology department during the three months ended June 30, 2006; there were no such reimbursements during the three months ended June 30, 2007.

Our general and administrative expenses were $18.3 million in the six months ended June 30, 2007, an increase of $7.6 million (71%) from $10.7 million in the six months ended June 30, 2006. These expenses include, among other things, salaries and benefits not allocated to a specific segment, costs of running our corporate office, partnership syndication activities and outside services. The increase of $7.6 million in the six months ended June 30, 2007 is principally attributed to the following:

•	We paid $3.9 million in fees related to hedging natural gas volumes associated with the acquisition of DGO on June 29, 2007.

•
Salaries and wages increased $3.7 million due to an increase of $1.1 million related to our long-term incentive plan and an increase of $2.6 million in employee costs as we continue to increase the number of employees to manage our business operations.

Depletion

Our depletion of oil and gas properties as a percentage of oil and gas revenues was 25% in the three months ended June 30, 2007, compared to 23% in the three months ended June 30, 2006. Depletion expense per Mcfe was $2.09 in the three months ended June 30, 2007, an increase of $0.10 (5%) per Mcfe from $1.99 in the three months ended June 30, 2006. Increases in our depletable basis and production volumes caused depletion expense to increase $1.2 million  (25%) to $6.2 million in the three months ended June 30, 2007 compared to $5.0 million in the three months ended June 30, 2006. The variances from period to period are) directly attributable to changes in our oil and gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our oil and gas properties.

Our depletion of oil and gas properties as a percentage of oil and gas revenues was 25% in the six months ended June 30, 2007, compared to 21% in the six months ended June 30, 2006. Depletion expense per Mcfe was $2.19 in the six months ended June 30, 2007, an increase of $0.20 (10%) per Mcfe from $1.99 in the six months ended June 30, 2006. Increases in our depletable basis and production volumes caused depletion expense to increase $2.4 million (26%) to $11.6 million in the six months ended June 30, 2007 compared to $9.2 million in the six months ended June 30, 2006.

Liquidity and Capital Resources

General.  We fund our operations with a combination of cash generated by operations, capital raised through investment partnerships, issuance of our units and use of our credit facility.

On June 29, 2007, we entered into a new $850.0 million revolving credit facility administered by J.P. Morgan, which replaced our previous $250.0 million credit facility administered by Wachovia Bank, N.A. For more information on the terms of our credit facility, please read Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations - RECENT EVENTS - New Credit Facility.”

We had $5.6 million in cash and cash equivalents at June 30, 2007, as compared to $8.8 million at December 31, 2006. We had a working capital deficit of $65.2 million at June 30, 2007, an increase in working capital of $22.8 million from a working capital deficit of $88.0 million at December 31, 2006.  The increase in our working capital is due to an increase of $38.8 million in accounts receivable, due primarily to the DGO acquisition, partially offset by an increase of $4.9 million in accounts payable, accrued liabilities and liabilities associated with our drilling contracts. At June 30, 2007, we have $135.0 million available under our credit facility to fund working capital obligations.

Cash flows from operating activities.  Cash provided by operations is an important source of short-term liquidity for us.  It is directly affected by changes in the price of natural gas and oil, interest rates and our ability to raise funds from our drilling investment partnerships.  Net cash provided by operating activities increased $12.0 million in the six months ended June 30, 2007 to $37.1 million from $25.1 million in the six months ended June 30, 2006, substantially as a result of the following:

•
an increase in net income before depreciation and amortization of $39.5 million in the six months ended June 30, 2007 as compared to the prior year period, principally as a result of income from well construction and completion profits and administration and oversight and well services margins;

•	a decrease in the adjustment to add back non-cash items of $25.2 related to our compensation expense resulting from grants under long-term incentive plans and non-cash gains of derivatives;

•
we received $8.0 million in advances from AAI during the six months ended June 30, 2007 as compared to $18.0 we remitted to AAI during the six months ended June 30, 2006, which increased operating cash flows by $26.0 million; and

•	changes in operating assets and liabilities decreased operating cash flow by $28.3 million in the six months ended June 30, 2007, compared to the six months ended June 30, 2006.

The change in operating assets and liabilities is primarily a result of the following:

•	An increase of $8.9 million in accounts payable and accrued liabilities;

•	An increase of $3.0 million in accounts receivable and prepaid expenses;

•	An increase of $8.6 million in other operating assets and liabilities; partially offset by,

•
An increase of $42.8 million in liabilities associated with our drilling contracts. Our level of liabilities associated with drilling contracts is dependent upon the remaining amount of our drilling obligations at any balance sheet date, which is dependent upon the timing of funds raised through our investment partnerships.

Cash flows used in investing activities.  Cash used in our investing activities increased $1.286 billion in the six months ended June 30, 2007 to $1.323 billion from $37.5 million in the six months ended June 30, 2006 primarily from our $1.268 billion acquisition of DGO and a $17.8 million increase in capital expenditures related to the increase in the number of wells we drilled.

Cash flows from financing activities. Cash provided by our financing activities increased $1.283 billion in the six months ended June 30, 2007 to $1.283 billion from cash provided of $12,000 in the six months ended June 30, 2006, as a result of the following:

•	to fund the acquisition of DGO on June 29, 2007, we borrowed $713.9 million on our credit facility, and

•	we received proceeds of $597.5 million from the issuance of Class B common and Class D units; and

•	we paid $18.6 million in distributions to our unit holders in the six months ended June 30, 2007.

Capital Requirements: During the six months ended June 30, 2007, our capital expenditures consisted of maintenance capital expenditures and expansion capital expenditures, as defined below:

•	maintenance capital expenditures are those capital expenditures we made on an ongoing basis to maintain our capital asset base and our current production volumes at a steady level; and

•
expansion capital expenditures are those capital expenditures we made to expand our capital asset base for longer than the short-term and include new leasehold interests and the development and exploitation of existing leasehold interests through acquisitions our investments in our drilling partnerships.

The level of capital expenditures we devote to our exploration and production operations depends upon acquisitions made and the level of funds raised through our investment partnerships.  We have budgeted to raise up to $300.0 million in fiscal 2007. For the remaining six months ended December 31, 2007, we estimate our capital expenditures for partnership investments to be approximately $55.4 million and for the development of our own natural gas properties to be approximately $19.3 million. We believe cash flows from operations and amounts available under our credit facility will be adequate to fund all our capital expenditures.  However, the amount of funds we raise and the level of our capital expenditures will vary in the future depending on market conditions for natural gas and other factors.

We continuously evaluate acquisitions of gas and oil assets.  In order to make any acquisition, we believe we will be required to access outside capital either through debt or equity placements or through joint venture operations with other energy companies.  There can be no assurance that we will be successful in our efforts to obtain outside capital.

The following table summarizes maintenance and expansion capital expenditures for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30			June 30
	2007	2006		2007	2006
Maintenance capital expenditures	$8,750	$-		$17,500	$-
Expansion capital expenditures	1,291,911	-		1,305,238	-
Total	$1,300,661	$21,996	(1)	$1,322,738	$37,286	(1)

(1)
We did not characterize capital expenditures as maintenance or expansion and did not plan capital expenditures in a manner intended to maintain or expand our asset base or production before our initial public offering on December 18, 2006.

Cash distributions. Our limited liability company agreement requires that we distribute 100% of available cash to our unit holders within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Available cash consists generally of all of our cash receipts, less cash disbursements and net additions to reserves, plus cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made after the end of the quarter.

All cash we distribute to unit holders will be characterized as either operating surplus or capital surplus, as defined in our limited liability company agreement and is subject to different distribution rules. We will treat all available cash distributed as coming from operating surplus until the sum of all available cash distributed since we began operations equals the operating surplus as of the most recent date of determination of available cash. We do not anticipate distributing any cash from capital surplus.

Available cash is initially distributed 98% to our Class B common and Class D unit holders and 2% to AEM. These distribution percentages are modified to provide for incentive distributions (any distribution paid to AEM in excess of 2% of the aggregate amount of cash being distributed) to be paid to AEM if quarterly distributions to the Class B common and Class D unit holders exceed specified targets as defined in our limited liability company agreement. We anticipate that incentive distributions will begin after four full, consecutive quarters, or beginning with the quarter ended March 31, 2008.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at June 30, 2007.

		Payments Due By Period
		(in thousands)
		Less than	2 - 3	4 - 5	After 5
Contractual cash obligations:	Total	1 Year	Years	Years	Years
Long-term debt(1)	$713,936	$31	$14	$713,891	$-
Secured revolving credit facilities	-	-	-	-
Operating lease obligations	7,381	1,193	2,041	1,645	2,502
Capital lease obligations	-	-	-	-	-
Unconditional purchase obligations	-	-	-	-	-
Other long-term obligation	-	-	-	-	-
Total contractual cash obligations	$721,317	$1,224	$2,055	$715,536	$2,502

(1)
Not included in the table above are estimated interest payments calculated at the rates in effect at June 30, 2007 of: 2008 -
$53.2 million; 2009 - $53.2 million; 2010 - $53.2 million; 2011 - $53.2 million and 2012 - $53.2 million.

		Payments Due By Period
		(in thousands)
		Less than	1 - 3	4-5	After 5
Other commercial commitments:	Total	1 Year	Years	Years	Years
Standby letters of credit	$1,109	$1,109	$-	$-	$-
Guarantees	-	-	-	-	-
Standby replacement commitments	-	-	-	-	-
Other commercial commitments	2,365	2,365	-	-	-
Total commercial commitments	$3,474	$3,474	$-	$-	$-

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

Recently Issued Financial Accounting Standards

In April 2007, the Financial Accounting Standards Board, or FASB issued FASB Interpretation No. 39-1, amendment of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”, (“FIN 39-1”). FIN 39-1 amends FIN 39, which allows an entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. FIN 39-1 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of FIN 39-1 to have an impact on our financial position or results of operations.

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

In December 2006, the FASB issued FASB Staff Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” FSP EITF 00-19-2 requires an issuer of financial instruments, such as debt, convertible debt, equity shares or warrants, to account for a contingent obligation to transfer consideration under a registration payment arrangement in accordance with Statement 5, Accounting for Contingencies, and FASB Interpretation 14, Reasonable Estimation of the Amount of a Loss. That accounting applies regardless of whether the registration payment arrangement is a provision in a financial instrument or a separate agreement. The FSP requires issuers to make certain disclosures for each registration payment arrangement or group of similar arrangements. The FSP is effective immediately for registration payment arrangements and financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006, the date FSP EITF 00-19-2 was issued. We applied the consensus in FSP EITF 00-19-2 effective January 1, 2007. We reviewed the penalty terms in the registration rights agreement related to our private placement entered into on June 29, 2007 (See Note 15), pursuant to the guidance in the FSP, and determined that the probability of payment is remote under Statement 5 based upon our status of current related filings. As a result, the application of FSP EITF 00-19-2 did not have an effect on our financial position or results of operations.

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

The following analysis presents the effect on our earnings, cash flows and financial position as if hypothetical changes in market risk factors occurred on June 30, 2007. Only the potential impacts of hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact our business.

Interest Rate Risk. At June 30, 2007, we have a $850 million revolving credit facility of which $715.0 million was outstanding (including $1.1 million in letters of credit). The weighted average interest rate for borrowings under this credit facility was 7.5% at June 30, 2007. Holding all other variables constant, a hypothetical 10% change in the weighted average interest rate would change our net income by approximately $5.4 million.

Commodity Price Risk.  Our major market risk exposure in commodities is fluctuations in the pricing of our gas and oil production. Realized pricing is primarily driven by the prevailing worldwide prices for crude oil and spot market prices applicable to United States natural gas production. Pricing for gas and oil production has been volatile and unpredictable for many years.. To limit our exposure to changing natural gas prices, we enter into natural gas and option contracts. At any point in time, such contracts may include regulated NYMEX futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. A portion of the future sales is periodically hedged through the use of swaps and collar contracts.

Our risk management objective is to lock in a range of pricing for expected production volumes. Considering those volumes for which we have entered into physical or financial hedge agreements for the twelve months ending June 30, 2008, and current indices, a theoretical 10% upward or downward change in the price of natural gas would result in a change in net income of approximately $6.5 million.

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

As of June 30, 2007, we had financial hedges in place for approximately 80% of our expected production volumes for the twelve months ending June 30, 2008. At June 30, 2007, we had 396 open natural gas futures contracts related to natural gas sales covering 147,820 million MMBtus of natural gas, (which includes 81,340 million MMBtu covering natural gas production assets acquired from DGO), maturing through June 30, 2013 at an average settlement price of $8.23 per MMBtu. We recognized gains of $2.3 million, $1.5 million, $4.7 million and $2.9 million on settled contracts covering natural gas production for the three months and six months ended June 30, 2007 and 2006, respectively. In addition, for the three months ending June 30, 2007, we recognized a gain of $26.3 million shown in other income (expense) in our combined and consolidated statements of income related to hedge ineffectiveness as a result of the increase in fair market value of natural gas volumes hedged from May 22, 2007 to June 28 2007 associated with the acquisition of DGO on June 29, 2007. There were no gains or losses recognized during the three months and six months ended June 30, 2006 for hedge ineffectiveness or as a result of the discontinuance of these cash flow hedges. Of the $25.2 and $47.5 million net unrealized hedge asset at June 30, 2007 and December 31, 2006, respectively, our portion is $23.5 million (of which $26.3 million has been recognized as ineffective hedging gains) and $21.1 million, and $1.7 million and $26.4 million of unrealized hedge losses has been allocated to our investment partnerships.

Of the $2.8 million net loss in accumulated other comprehensive income at June 30, 2007, we will reclassify $5.9 million of gains to our consolidated statements of income over the next twelve month period as these contracts expire and $8.7 million of losses will be reclassified in later periods if the fair values of the instruments remain at current market values.

As of June 30, 2007, we had the following natural gas volumes hedged:

Fixed Price Swaps

Twelve Month		Average	Fair Value
Period Ending	Volumes	Fixed Price	Asset(Liability)
June 30,	(MMBtu)	(per MMBtu)	(in thousands) (1)
2008	34,980,000	$8.29	$32,138
2009	34,340,000	8.53	5,320
2010	27,860,000	8.28	(3,729)
2011	20,300,000	7.99	(5,291)
2012	13,300,000	7.84	(1,965)
2013	4,500,000	7.66	(255)
			$26,218

Costless Collars

Twelve Month			Average	Fair Value
Period Ending		Volumes	Floor and Cap	Asset (Liability)
June 30,	Option Type	(MMBtu)	(per MMBtu)	(in thousands) (1)
2008	Puts purchased	900,000	$7.50	$384
2008	Calls sold	900,000	8.60	-
2008	Puts purchased	780,000	7.50	-
2008	Calls sold	780,000	9.40	(100)
2009	Puts purchased	780,000	7.50	-
2009	Calls sold	780,000	9.40	(111)
2010	Puts purchased	1,440,000	7.75	-
2010	Calls sold	1,440,000	8.75	(370)
2011	Puts purchased	1,440,000	7.75	2
2011	Calls sold	1,440,000	8.75	-
2011	Puts purchased	3,600,000	7.50	-
2011	Calls sold	3,600,000	8.45	(855)
2012	Puts purchased	3,600,000	7.50	81
2012	Calls sold	3,600,000	8.45	-
				(969)
			Total net asset	$25,249

(1)	Fair value based on forward NYMEX natural gas prices.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) designed to provide reasonable assurance that the information required to be reported in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to the regulations of the Securities and Exchange Commission, including controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2007.

This quarterly report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

(1)
The 2007 Annual Meeting of unit holders was held on May 23, 2007. The proposal voted on at the meeting was to elect seven directors listed below to serve until the next Annual Meeting of unit holders in 2008. The percentage listed below is based on the total of the units voted For and Against.

		Votes Against
Nominees	Votes For	or Withheld	Percentage
Edward E. Cohen	36,657,069	66,102	99.82%
Jonathan Z. Cohen	36,657,069	66,102	99.82%
Matthew A. Jones	36,660,742	62,429	99.83%
Richard D. Weber	36,660,742	62,429	99.83%
Walter C. Jones	36,657,069	66,102	99.82%
Ellen F. Warren	36,657,069	66,102	99.82%
Bruce M. Wolf	36,657,069	66,102	99.82%

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Purchase Agreement dated as of May 18, 2007 among MCN Energy Enterprises, Inc., DTE Energy Company, ATM Michigan, LLC and Atlas Energy Resources, LLC (1)
3.1	Amended and Restated Limited Liability Company Agreement of Atlas Energy Resources, LLC (3)
3.2	Amendment No. 1 to Amended and Restated Operating Agreement of Atlas Energy Resources, LLC (3)
3.3	Certificate of Formation of Atlas Energy Resources, LLC (4)
10.1
Revolving Credit Agreement dated June 29, 2007, among Atlas Energy Operating Company LLC, its subsidiaries, J.P. Morgan Chase Bank, N.A., as administrative agent, and other lenders signatory thereto (3)

10.2	Employment Agreement, dated May 18, 2007, between Atlas America, Inc., and Richard L. Redmond, Jr.(3)
10.3	Voting Agreement dated as of June 29, 2007 between Atlas America, Inc., and Atlas Energy Management, Inc. (3)
10.4	Registration Rights Agreement dated as of June 29, 2007 by and among Atlas Energy Resources, LLC and the purchasers named therein (3)
31.1	Rule 13(a)-14(a)/15d-14(a) Certification.
31.2	Rule 13(a)-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.

(1)	Previously filed as an exhibit to our Form 8-K filed May 21, 2007.
(2)	Previously filed as an exhibit to our Form 8-K filed December 22, 2006.
(3)	Previously filed as an exhibit to our Form 8-K filed June 29, 2007.
(4)	Previously filed as an exhibit to our registration statement on Form S-1 (Reg. No. 333-136094).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS ENERGY RESOURCES, LLC (Registrant)

Date: August 10, 2007	By:	/s/ Matthew A. Jones
Matthew A. Jones
Chief Financial Officer

Date: August 10, 2007	By:	/s/Nancy J. McGurk
Nancy J. McGurk
Senior Vice President and Chief Accounting Officer