Form 10-Q
period 2008-06-30
Atlas Energy Resources, LLC
filed 2008-08-07
CIK 1368802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Large accelerated filer ☒ Accelerated filer   ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

ATLAS ENERGY RESOURCES, LLC

ATLAS ENERGY RESOURCES, LLC
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,372	$25,258
Accounts receivable	70,841	57,311
Hedge receivable from Partnerships	50,427	213
Current portion of hedge asset	—	38,181
Prepaid expenses and other	11,019	8,265
Total current assets	136,659	129,228

Property, plant and equipment, net	1,795,016	1,693,467
Hedge receivable from Partnerships - long-term	74,083	13,542
Other assets, net	18,764	14,770
Intangible assets, net	4,449	5,061
Goodwill	35,166	35,166
	$2,064,137	$1,891,234

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$14	$30
Accounts payable	54,787	55,051
Liabilities associated with drilling contracts	55,856	132,517
Current portion of hedge liability	177,588	356
Accrued liabilities	59,610	34,535
Total current liabilities	347,855	222,489

Long-term debt	767,021	740,000
Other long-term liabilities	3,163	2,372
Advances from affiliates	5,621	8,696
Long-term hedge liability	258,138	39,204
Asset retirement obligations	45,334	42,358

Commitments and contingencies (Note 10)

Members’ equity:
Class B common unit holders	945,890	835,447
Class A unit holder	6,566	5,770
Accumulated other comprehensive (loss)	(315,451)	(5,102)
Total members’ equity	637,005	836,115
	$2,064,137	$1,891,234

See accompanying notes to consolidated financial statements

ATLAS ENERGY RESOURCES, LLC
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUES
Well construction and completion	$122,341	$65,139	$226,479	$137,517
Gas and oil production	78,957	25,315	155,183	46,575
Administration and oversight	5,137	3,439	10,154	7,983
Well services	5,266	4,155	10,064	7,876
Gathering	5,855	3,750	10,265	7,038
Gain on mark-to-market derivatives	—	26,257	—	26,257
Total revenues	217,556	128,055	412,145	233,246

COSTS AND EXPENSES
Well construction and completion	106,384	56,648	196,939	119,580
Gas and oil production	15,205	4,445	28,286	8,347
Well services	2,650	2,147	5,062	4,190
Gathering	5,610	3,750	9,733	7,038
General and administrative	12,286	11,358	24,078	18,257
Depreciation, depletion and amortization	22,948	6,807	44,758	12,675
Total operating expenses	165,083	85,155	308,856	170,087

OPERATING INCOME	52,473	42,900	103,289	63,159

OTHER INCOME (EXPENSE)
Interest expense	(14,563)	(1,530)	(27,868)	(1,940)
Other-net	449	295	481	387
Total other income (expense)	(14,114)	(1,235)	(27,387)	(1,553)
Net income	$38,359	$41,665	$75,902	$61,606

Allocation of net income attributable to members’ interests:
Class A units	$2,465	$833	$4,419	$1,232
Class B common units	35,894	40,832	71,483	60,374
Net income attributable to members’ interests	$38,359	$41,665	$75,902	$61,606

Net income per Class B common unit:
Basic	$.58	$1.10	$1.16	$1.64
Diluted	$.57	$1.08	$1.15	$1.62
Weighted average Class B common units outstanding:
Basic	62,144	37,196	61,427	36,913
Diluted	63,163	37,705	62,199	37,338

See accompanying notes to consolidated financial statements

ATLAS ENERGY RESOURCES, LLC
CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2008
(in thousands, except unit data)
(Unaudited)

					Accumulated
					Other	Total
	Class A Units		Class B Common Units		Comprehensive	Members’
	Units	Amount	Units	Amount	(Loss)	Equity
Balance, January 1, 2008	1,238,986	$5,770	60,710,374	$835,447	$(5,102)	$836,115
Units issued	54,500		2,670,375	107,733		107,733
Distributions paid on unissued units under incentive plan				(654)		(654)
Distributions to members		(3,623)		(70,778)		(74,401)
Stock-based compensation				2,659		2,659
Net income		4,419		71,483		75,902
Other comprehensive loss					(310,349)	(310,349)
Balance, June 30, 2008	1,293,486	$6,566	63,380,749	$945,890	$(315,451)	$637,005

See accompanying notes to consolidated financial statements

ATLAS ENERGY RESOURCES, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$75,902	$61,606
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred finance costs	1,512	498
Depreciation, depletion and amortization	44,758	12,675
Cash received from prior year non-qualifying derivatives	7,948	—
Non-cash compensation on long-term incentive plans	2,659	2,089
Equity income of unconsolidated subsidiary	(44)	—
Distributions paid to minority interest, net	(43)	—
Gain on asset dispositions	(12)	(39)
Non-cash gain on derivatives	—	(26,257)
Changes in operating assets and liabilities:
Increase in accounts receivable and prepaid expenses	(16,255)	(5,195)
Increase in accounts payable and accrued expenses	23,125	7,970
Decrease in liabilities associated with drilling contracts	(76,661)	(24,474)
Changes in other operating assets and liabilities	10	243
Net cash provided by operating activities	62,899	29,116

CASH FLOWS USED IN INVESTING ACTIVITIES:
Net cash paid for acquisition	—	(1,267,977)
Capital expenditures	(132,375)	(55,082)
Proceeds from sale of assets	34	59
Decrease in other assets	(128)	(17)
Net cash used in investing activities	(132,469)	(1,323,017)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Borrowings	140,000	816,891
Principal payments on borrowings	(520,016)	(103,023)
Net proceeds – senior unsecured notes	407,021	—
Net proceeds from Class B common units issued	107,733	597,500
Distributions to unit holders	(72,876)	(18,588)
Advances (to) from affiliates	(3,075)	7,967
Increase in deferred financing costs and other	(10,103)	(10,056)
Net cash provided by financing activities	48,684	1,290,691
Decrease in cash and cash equivalents	(20,886)	(3,210)
Cash and cash equivalents at beginning of period	25,258	8,833
Cash and cash equivalents at end of period	$4,372	$5,623

See accompanying notes to consolidated financial statements

ATLAS ENERGY RESOURCES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

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

The Company was formed in June 2006 to own and operate substantially all of the natural gas and oil assets and the investment partnership management business of Atlas America, Inc. (“Atlas America”) (NASDAQ: ATLS). Atlas America has been involved in the energy industry since 1968, expanding its operations in 1998 when it acquired The Atlas Group, Inc. and in 1999 when it acquired Viking Resources Corporation, both engaged in the development and production of natural gas and oil and the sponsorship of investment partnerships.  In December 2006, the Company completed an initial public offering of 7,273,750 units of its Class B common units, representing a 19.4% interest, at a price of $21.00 per common unit. The net proceeds of the offering of $139.9 million, after deducting underwriting discounts and costs, were distributed to Atlas America in the form of a non-taxable dividend and to repay debt. Concurrent with this transaction, Atlas America contributed all of the stock of its natural gas and oil development and production subsidiaries and its development and production assets in exchange for 29,352,996 common units and 748,456 Class A units. On June 29, 2007, the Company acquired DTE Gas and Oil Company from DTE Energy Company (“DTE”) for $1.273 billion in cash (See Note 3). On June 29, 2007, the Company also completed a private placement of 7,298,181 Class B common units and 16,702,828 Class D units to a group of institutional investors to fund the acquisition of DTE Gas and Oil Company. On November 10, 2007, the Class D units automatically converted to common units on a one-for-one basis. After the sale of 2,070,000 and private placement of 600,000 Class B common units issued during the quarter ended June 30, 2008 (See Note 14), Atlas America owns 48.3% of the Company.

Principles of Consolidation

Transactions between the Company and other Atlas America entities have been identified in the consolidated financial statements as transactions between affiliates (see Note 8). In accordance with established practice in the oil and gas industry, the Company includes its pro rata share of assets, liabilities, revenues and costs and expenses of the Partnerships in which it has an interest. All significant intercompany balances and transactions within the Company have been eliminated.

The accompanying consolidated financial statements, which are unaudited except that the balance sheet at December 31, 2007 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim reporting. They do not include all disclosures normally made in financial statements contained in a Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three month and six month period ended June 30, 2008 may not necessarily be indicative of the results of operations for the full year ending December 31, 2008.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reference is hereby made to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which contains a summary of significant accounting policies followed by the Company in the preparation of its consolidated financial statements.  These policies were also followed in preparing the quarterly report included herein.

ATLAS ENERGY RESOURCES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
June 30, 2008
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

Accounts Receivable and Allowance for Possible Losses

In evaluating its allowance for possible losses, the Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by the Company’s review of its customer’s credit information. The Company extends credit on an unsecured basis to many of its customers. At June 30, 2008 and December 31, 2007, the Company’s credit evaluation indicated that it had no need for an allowance for possible losses.

Reclassifications

Certain reclassifications have been made to the consolidated balance sheet as of December 31, 2007 and to the three months and six months ended June 30, 2007 consolidated statements of income and cash flows to conform to the current period presentation.

Revenue Recognition

Because there are timing differences between the delivery of natural gas and oil and the Company’s receipt of a delivery statement, the Company has unbilled revenues. These revenues are accrued based upon volumetric data from the Company’s records and the Company’s estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Company had unbilled trade receivables at June 30, 2008 and December 31, 2007 of $83.2 million and $44.9 million, respectively, which are included in accounts receivable on its consolidated balance sheets.

Capitalized Interest

The Company capitalizes interest on borrowed funds related to its share of costs associated with the drilling and completion of new oil and gas wells and other capital projects. Interest is capitalized only during the periods in which these assets are brought to their intended use.

The weighted average interest rates used to capitalize interest and the amount of interest capitalized for the following periods is as follows (dollars shown in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Weighted average interest rate	4.1%	6.8%	4.7%	6.3%
Interest capitalized	$535	$509	$1,181	$832

ATLAS ENERGY RESOURCES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
June 30, 2008
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

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

The estimated service lives of property, plant and equipment are as follows:

Buildings and improvements	10-40 years
Furniture and equipment	3-7 years
Other	3-10 years

Property, plant and equipment consist of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2008	2007
Natural gas and oil properties:
Proved properties:
Leasehold interests	$1,093,964	$1,043,687
Wells and related equipment	852,435	752,184
	1,946,399	1,795,871
Unproved properties	8,065	16,380
Support equipment	8,238	6,936
	1,962,702	1,819,187
Land, buildings and improvements	6,206	5,881
Other	10,343	9,653
	1,979,251	1,834,721
Accumulated depreciation, depletion and amortization	(184,235)	(141,254)
	$1,795,016	$1,693,467

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

ATLAS ENERGY RESOURCES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
June 30, 2008
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Recently Issued Financial Accounting Standards

The Financial Accounting Standards Board, (“FASB”) recently issued the following standards which were reviewed by the Company to determine the potential impact on its financial statements upon adoption.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 applies to the calculation of earnings per share (“EPS”) described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share” for share-based payment awards with rights to dividends or dividend equivalents. It states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. All prior-period EPS data presented should be adjusted retrospectively to conform to the provisions of this FSP. The Company will apply the requirements of FSP EITF 03-6-1 upon its adoption on January 1, 2009 and it does not believe the adoption of FSP EITF 03-6-1 will have a material impact on its financial position or results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Policies” (“SFAS 162”), which reorganizes the sources of accounting principles into a GAAP hierarchy in order of authority. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing United States generally accepted accounting principles (“U.S. GAAP”) financial statements. The standard is effective 60 days after the SEC’s approval of the PCAOB’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS 162 will not have an impact on the Company’s financial position or results of operations.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No 141(R), “Business Combinations” (“SFAS No. 141(R)”). FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset should be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements should be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company will apply the requirements of FSP FAS 142-3 upon its adoption on January 1, 2009 and it does not believe the adoption of FSP FAS 142-3 will have a material impact on its financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged but not required. SFAS 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133, and how the hedges affect the entity’s financial position, financial performance, and cash flows. The Company is currently evaluating whether the adoption of SFAS 161will have an impact on its financial position or results of operations.

ATLAS ENERGY RESOURCES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
June 30, 2008
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141, “Business Combinations”; however it retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, be measured at their fair values as of that date, with specified limited exceptions. Changes subsequent to that date are to be recognized in earnings, not goodwill. Additionally, SFAS 141 (R) requires costs incurred in connection with an acquisition be expensed as incurred. Restructuring costs, if any, are to be recognized separately from the acquisition. The acquirer in a business combination achieved in stages must also recognize the identifiable assets and liabilities, as well as the noncontrolling interests in the acquiree, at the full amounts of their fair values. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008. The Company will apply the requirements of SFAS 141(R) upon its adoption on January 1, 2009 and is currently evaluating whether SFAS 141(R) will have an impact on its financial position and results of operations.

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

ATLAS ENERGY RESOURCES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – ( CONTINUED)
June 30, 2008
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – ( Continued)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. By electing the fair value option in conjunction with a derivative, an entity can achieve an accounting result similar to a fair value hedge without having to comply without complex hedge accounting rules. The statement was effective for the Company as of January 1, 2008. The Company adopted SFAS 159 at January 1, 2008, and has elected not to apply the fair value option to any of its financial instruments not already carried at fair value in accordance with other accounting standards, and therefore the adoption of SFAS 159 did not impact the Company’s consolidated financial statements for the six months ended June 30, 2008.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, (“FSP FAS 157-2”). FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plant and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations. FSP FAS 157-2 also covers interim periods within the fiscal years for items within its scope. The delay is intended to allow the FASB and its constituents the time to consider the various implementation issues associated with SFAS 157. The Company adopted SFAS 157 as of January 1, 2008 with respect to its commodity and interest rate swap derivative instruments which are measured at fair value within its consolidated financial statements. See Note 9 for disclosures pertaining to the provisions of SFAS 157 with regard to the Company’s fair value measurements.

NOTE 3 —ACQUISITION OF DTE GAS & OIL COMPANY

On June 29, 2007, the Company acquired all of the outstanding equity interests of DTE Gas & Oil Company (“DGO”) from DTE Energy Company (NYSE:DTE) and MCN Energy Enterprises for $1.273 billion, including adjustments for working capital of $15.0 million and current year capital expenditures of $19.0 million. Assets acquired included interests in approximately 2,150 natural gas wells with estimated proved reserves of approximately 610.6 billion cubic feet of natural gas equivalents located in the northern lower peninsula of Michigan, 228,000 developed acres, and 66,000 undeveloped acres. With this acquisition, the Company increased its natural gas and oil production as well as entered into a new region that offers additional opportunities to expand its operations. Subsequent to the acquisition of DGO, the Company changed DGO’s name to Atlas Gas & Oil Company, LLC (“AGO”).

To fund the acquisition, the Company borrowed $713.9 million on its new credit facility (See Note 11) and received net proceeds of $597.5 million from a private placement of its Class B common and new Class D units (See Note 14). Proceeds of $52.5 million were used to pay the outstanding balance of the Company’s then existing credit facility. The acquisition was accounted for using the purchase method of accounting under SFAS 141. The following table presents the purchase price allocation which is based on a third-party evaluation, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed based on their estimated fair market value at the date of acquisition (in thousands):

ATLAS ENERGY RESOURCES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
June 30, 2008
(Unaudited)

NOTE 3 —ACQUISITION OF DTE GAS & OIL COMPANY - (Continued)

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

	Three Months Ended			Six Months Ended
	June 30, 2007			June 30, 2007
	As	Pro Forma	Pro	As	Pro Forma	Pro
	Reported	Adjustments	Forma	Reported	Adjustments	Forma
Revenues	$128,055	$33,452	$161,507	$233,246	$15,888	$249,134
Net income (loss)	$41,665	$(3,178)	$38,487	$61,606	$(57,877)	$3,729
Net income (loss) per Class B common units outstanding – basic	$1.10	$(0.48)	$0.62	$1.64	$(1.58)	$0.06
Weighted average Class B common units outstanding – basic	37,196	24,036	61,232	36,913	24,036	60,949
Net income (loss) per Class B common unit – diluted	$1.08	$(0.46)	$0.62	$1.62	$(1.56)	$0.06
Weighted average Class B common unit outstanding – diluted	37,705	24,036	61,741	37,338	24,036	61,374

Pro forma adjustments to revenues include losses on derivatives realized by AGO of $3.1 million and $54.1 million for the three months and six months ended June 30, 2007, respectively. All existing derivatives were canceled upon the acquisition of AGO by the Company and the Company entered into new derivative contracts covering future AGO production. Pro forma adjustments include financial hedges between AGO and its affiliate. In addition, pro forma adjustments include depreciation, depletion and amortization related to assets acquired and interest expense associated with debt entered into to acquire such assets.

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

ATLAS ENERGY RESOURCES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
June 30, 2008
(Unaudited)

NOTE 4 — COMPREHENSIVE INCOME (LOSS) - ( Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$38,359	$41,665	$75,902	$61,606
Other comprehensive income (loss):
Unrealized holding loss on hedging contracts	(208,533)	(756)	(308,727)	(19,108)
Less reclassification adjustment for( gains) losses realized in net income	5,010	(2,310)	(1,622)	(4,754)
Total other comprehensive income ( loss)	(203,523)	(3,066)	(310,349)	(23,862)
Comprehensive income (loss)	$(165,164)	$38,599	$(234,447)	$37,744

Components of Accumulated other comprehensive loss at the dates indicated are as follows (in thousands):

	June 30, 2008	December 31, 2007
Unrealized loss on commodity derivatives	$(317,269)	$(5,102)
Unrealized gain on interest rate derivatives	1,818	—
	$(315,451)	$(5,102)

NOTE 5 – NET INCOME PER COMMON UNIT

Basic earnings per unit for Class B common units is computed by dividing net income, after the deduction of net income allocable to the Class A units and unit incentive awards, attributable to unit holders by the weighted average number of units outstanding during each period. The Class A unit holder’s allocable share of net income is calculated on a quarterly basis based upon Atlas America’s 2% interest and incentive distributions.

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

The following table sets forth the reconciliation of the Company’s weighted average number of common units used to compute basic net income attributable to common unit holders per unit with those used to compute diluted net income attributable to common unit holders per unit (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted average number of common unit holder units – basic	62,144	37,196	61,427	36,913
Add effect of dilutive unit incentive awards	1,019	509	772	425
Weighted average number of common unit holder units – diluted	63,163	37,705	62,199	37,338

ATLAS ENERGY RESOURCES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
June 30, 2008
(Unaudited)

NOTE 6 - OTHER ASSETS AND INTANGIBLE ASSETS

Other Assets

The following table provides information about other assets at the dates indicated (in thousands):

	June 30,	December 31,
	2008	2007
Long-term derivative asset	2,114	6,882
Deferred finance costs, net of accumulated amortization of $4,220 and $2,708	16,241	7,650
Other	409	238
	$18,764	$14,770

Deferred finance costs related to the Company’s credit facility and senior notes (see Note 11) are recorded at cost and amortized over their respective lives (5 to 10 years).

Intangible Assets

Included in intangible assets are partnership management, operating contracts and a non-compete agreement acquired through acquisitions which were recorded at fair value on their acquisition dates. The Company amortizes these contracts on the declining balance and straight-line methods, over their respective estimated lives, ranging from two to thirteen years. Amortization expense for these contracts for the three months ended June 30, 2008 and 2007 was $305,000 and $205,000, respectively, and for the six months ended June 30, 2008 and 2007 was $611,000 and $409,000, respectively.

The aggregate estimated annual amortization expense of the above contracts for the next five years ending June 30 is as follows: 2009—$1.2 million ; 2010—$726,000; 2011—$696,000; 2012─$413,000 and 2013—$149,000.

The following table provides information about intangible assets at the dates indicated (in thousands):

	June 30,	December 31,
	2008	2007
Management and operating contracts	$14,343	$14,343
Non-compete agreement	890	890
Total costs	15,233	15,233
Accumulated amortization	(10,784)	(10,172)
	$4,449	$5,061

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

ATLAS ENERGY RESOURCES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – ( CONTINUED)
June 30, 2008
(Unaudited)

NOTE 7 - ASSET RETIREMENT OBLIGATIONS - ( Continued)

A reconciliation of the Company’s liability for well plugging and abandonment costs for the periods indicated is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Asset retirement obligations, beginning of period	$43,801	$27,590	$42,358	$26,726
Liabilities acquired (See Note 3)	—	13,415	—	13,415
Liabilities incurred	858	507	1,640	1,027
Liabilities settled	—	—	(2)	(21)
Accretion expense	675	280	1,338	645
Asset retirement obligations, end of period	$45,334	$41,792	$45,334	$41,792

The above accretion expense is included in depreciation, depletion and amortization in the Company’s consolidated statements of income.

NOTE 8 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has ongoing relationships with several related entities.

Relationship with Atlas America. The employees supporting the Company’s operations are employees of Atlas America. Atlas America provides centralized corporate functions on behalf of the Company, including legal, finance, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes and engineering. The compensation costs of these employees, and rent for the offices out of which they operate, are allocated to the Company based on estimates of the time spent by such employees in performing services for the Company. This allocation of costs may fluctuate from period to period based upon the level of activity by the Company of any acquisitions, equity or debt offerings, or other non-recurring transactions, which requires additional management time. Management believes the method used to allocate these expenses is reasonable. These costs are reflected in general and administrative expense in the Company’s consolidated statements of income.

The Company participates in Atlas America’s cash management program. Any cash activity performed by Atlas America on behalf of the Company has been recorded as parent advances and included in Advances from affiliate on the Company’s consolidated balance sheets.

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

ATLAS ENERGY RESOURCES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
June 30, 2008
(Unaudited)

NOTE 8 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS - ( Continued)

Relationship with Atlas Pipeline. The Company has a master gas gathering agreement with Atlas Pipeline which governs the transportation of substantially all of the natural gas the Company produces from the wells it operates in the Appalachian Basin. This agreement generally provides for the Company to pay Atlas Pipeline 16% of the sales price received for natural gas produced from wells located on Atlas Pipeline’s gathering systems. These fees are shown as a component of gathering expense on the Company’s consolidated statements of income which amounted to $5.5 million and $3.8 million for the three months ended June 30, 2008 and 2007, respectively. Gathering expense was $9.5 million and $7.0 million for the six months ended June 30, 2008 and 2007, respectively. Atlas America agreed to assume the Company’s obligation to pay gathering fees to Atlas Pipeline after the Company’s initial public offering.

The Company charges rates to wells connected to these gathering systems, substantially all of which are owned by the Partnerships, generally ranging from $.35 per Mcf to 13% of the sales price received for the natural gas transported. Under the terms of its contribution agreement with Atlas America, the Company remits this amount to Atlas America. Therefore, after the closing of its initial public offering, the gathering revenues and costs within the Company’s Appalachian area of operations net to $0.

NOTE 9—DERIVATIVE AND FINANCIAL INSTRUMENTS

Commodity Risk Hedging Program

From time to time, the Company enters into natural gas and crude oil future option contracts and collar contracts to achieve more predictable cash flows by hedging its exposure to changes in natural gas prices and oil prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. Crude oil contracts are based on a West Texas Intermediate (“WTI”) index. These contracts have qualified and been designated as cash flow hedges and recorded at their fair values.

At June 30, 2008, the Company had 630 natural gas and 174 crude oil futures contracts related to natural gas and oil sales covering 129 million MMbtus and 379,000 Bbls of natural gas and crude oil, respectively, maturing through June 30, 2013 at a combined average settlement price of $8.32 per MMBtu and $99.41 per Bbl, respectively.

The Company has a $317.3 million unrealized net liability related to financial hedges on its gas and oil production shown in accumulated other comprehensive loss at June 30, 2008. If the fair values of the instruments remain at current market values, the Company will reclassify $133.7 million of unrealized losses to its consolidated statements of income over the next twelve-month period as these contracts settle and $183.6 million of unrealized losses will be reclassified in later periods.

The Company recognized gains (losses) on settled contracts covering natural gas production of $(4.8) million and $2.3 million for the three months ended June 30, 2008 and 2007, and $1.7 million and $4.7 million for the six months ended June 30, 2008 and 2007, respectively. The Company recognized losses of ($32,500) on settled oil production for the three months and six months ended June 30, 2008. There were no gains (losses) on oil settlements for the three months and six months ended June 30, 2007. As the underlying prices and terms in the Company’s hedge contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three months and six months ended June 30, 2008 and 2007 for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

ATLAS ENERGY RESOURCES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
June 30, 2008
(Unaudited)

NOTE 9 – DERIVIATIVE AND FINANCIAL INSTRUMENTS - ( Continued)

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

As of June 30, 2008, the Company had the following natural gas and oil volumes hedged:

Natural Gas Fixed Price Swaps

Production
Period Ending		Average	Fair Value
December 31,	Volumes	Fixed Price	(Liability)
	(MMbtu)	(per MMbtu)	(in thousands) (1)
2008	19,780,000	$8.77	$(92,642)
2009	37,760,000	$8.54	(142,381)
2010	26,360,000	$8.11	(76,701)
2011	18,680,000	$7.90	(48,669)
2012	13,800,000	$8.20	(31,255)
2013	1,500,000	$8.73	(2,700)
			$(394,348)

Natural Gas Costless Collars

Production
Period Ending			Average	Fair Value
December 31,	Option Type	Volumes	Floor and Cap	(Liability)
		(MMbtu)	(per MMbtu)	(in thousands) (1)
2008	Puts purchased	780,000	$7.50	$—
2008	Calls sold	780,000	$9.40	(3,193)
2010	Puts purchased	2,880,000	$7.75	—
2010	Calls sold	2,880,000	$8.75	(7,336)
2011	Puts purchased	7,200,000	$7.50	—
2011	Calls sold	7,200,000	$8.45	(16,536)
2012	Puts purchased	720,000	$7.00	—
2012	Calls sold	720,000	$8.37	(1,685)
				$(28,750)

ATLAS ENERGY RESOURCES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
June 30, 2008
(Unaudited)

NOTE 9—DERIVATIVE AND FINANCIAL INSTRUMENTS - ( Continued)

Crude Oil Fixed Price Swaps

Production
Period Ending		Average	Fair Value
December 31,	Volumes	Fixed Price	(Liability)
	(Bbl)	(per Bbl)	(in thousands) (2)
2008	43,400	$104.24	$(1,536)
2009	58,900	$99.92	(2,324)
2010	48,900	$97.31	(1,863)
2011	40,400	$96.43	(1,450)
2012	33,500	$95.99	(1,138)
2013	9,000	$95.95	(296)
			$(8,607)

Crude Oil Costless Collars

Production
Period Ending			Average	Fair Value
December 31,	Option Type	Volumes	Floor and Cap	(Liability)
		(Bbl)	(per Bbl)	(in thousands) (2)
2008	Puts purchased	22,500	$85.00	$—
2008	Calls sold	22,500	$127.00	(358)
2009	Puts purchased	36,500	$85.00	—
2009	Calls sold	36,500	$118.63	(1,058)
2010	Puts purchased	31,000	$85.00	—
2010	Calls sold	31,000	$112.92	(973)
2011	Puts purchased	27,000	$85.00	—
2011	Calls sold	27,000	$110.81	(825)
2012	Puts purchased	21,500	$85.00	—
2012	Calls sold	21,500	$110.06	(634)
2013	Puts purchased	6,000	$85.00	—
2013	Calls sold	6,000	$110.09	(173)
				$(4,021)
Total net liability				$(435,726)
_____________
(1)  Fair value based on forward NYMEX natural gas prices, as applicable.
(2)  Fair value based on forward WTI crude oil prices, as applicable.

The fair value of the derivatives is included in the consolidated balance sheets as follows (in thousands):

	June 30,	December 31,
	2008	2007
Current portion of hedge asset	$—	$38,181
Long-term hedge asset	—	6,882
Current portion of hedge liability	(177,588)	(356)
Long-term hedge liability	(258,138)	(39,204)
	$(435,726)	$5,503

ATLAS ENERGY RESOURCES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
June 30, 2008
(Unaudited)

NOTE 9—DERIVATIVE AND FINANCIAL INSTRUMENTS - ( Continued)

In addition, $124.5 million and $3.4 million of unrealized hedge liabilities have been allocated to the limited partners in the Partnerships at June 30, 2008 and December 31, 2007, respectively, based on the Partnerships’ share of estimated future gas and oil production related to the hedges not yet settled and is included in the consolidated balance sheets as follows (in thousands):

	June 30,	December 31,
	2008	2007
Unrealized hedge loss – short-term	$50,427	$213
Other assets – long-term	74,083	13,542
Accrued liabilities – short-term	—	(9,013)
Unrealized hedge gain – long-term	—	(1,348)
	$124,510	$3,394

Interest Rate Risk Hedging Program

At June 30, 2008, the Company had debt outstanding of $360.0 million under its revolving credit facility. During the six months ended June 30, 2008, the Company entered into hedging arrangements in the form of interest rate swaps to reduce the impact of volatility of changes in the London interbank offered rate (“LIBOR”).  The Company has LIBOR interest rate swaps at a three-year fixed swap rate of 3.11% on $150.0 million of outstanding debt through January 2011. The swaps have been designated as cash flow hedges to minimize the risk associated with changes in the designated benchmark interest rate (in this case, LIBOR) related to forecasted payments associated with interest on the credit facility. The Company has accounted for the interest rate swaps under the “long-haul” method to measure ineffectiveness under SFAS 133. Using the change in variable cash flow method, no hedge ineffectiveness was identified. The value of the Company’s cash flow hedges included in accumulated other comprehensive income was a net unrecognized gain of approximately $1.8 million at June 30, 2008. The Company recognized losses on settled swaps of $(114,000) and $(23,000) for the three months and six months ended June 30, 2008, respectively. The Company did not enter into any interest rate swaps in the three months or six months ended June 30, 2007.

Fair Value of Financial Instruments

The Company adopted the provisions of SFAS 157 at January 1, 2008.  SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157’s hierarchy defines three levels of inputs that may be used to measure fair value:

Level 1–Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 –Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

Level 3 – Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

The Company uses the fair value methodology outlined in SFAS 157 to value the assets and liabilities for its outstanding derivative contracts. All of the Company’s derivative contracts are defined as Level 2. The Company’s natural gas and crude oil derivative contracts are valued based on prices quoted on the NYMEX or WTI and adjusted by

ATLAS ENERGY RESOURCES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
June 30, 2008
(Unaudited)

NOTE 9—DERIVATIVE AND FINANCIAL INSTRUMENTS - ( Continued)

the respective counterparty using various assumptions including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments. The Company’s interest rate derivative contracts are valued using a LIBOR rate-based forward price curve model.  In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial instruments at June 30, 2008 (in thousands):

	Level 2	Total

Commodity-based derivatives.	$(435,726)	$(435,726)
Interest rate swap-based derivatives	1,818	1,818
	$(433,908)	$(433,908)

NOTE 10—COMMITMENTS AND CONTINGENCIES

General Commitments

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

Atlas America is party to employment agreements with certain executives that provide compensation, severance and certain other benefits. Some of these obligations may be allocable to the Company.

Legal Proceedings

On June 20, 2008, the Company’s wholly-owned subsidiary, Atlas America, LLC, was named as a co-defendant in the matter captioned CNX Gas Company, LLC (“CNX”) v. Miller Petroleum, Inc. (“Miller”), et al. (Chancery Court, Campbell County, Tennessee). In its complaint, CNX alleges that Miller breached a contract to assign to CNX certain leasehold rights (“Leases”) representing approximately 30,000 acres in Campbell County, Tennessee and that the Company and another defendant, Wind City Oil & Gas, LLC, interfered with the closing of this assignment on June 6, 2008. The Company purchased the Leases from Miller for approximately $19.1 million. The Company acted in good faith and believes that the outcome of the litigation will be resolved in its favor.

The Company is a party to various routine legal proceedings arising in the ordinary course of its business.

Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or results of operations.

ATLAS ENERGY RESOURCES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
June 30, 2008
(Unaudited)

NOTE 11 — LONG-TERM DEBT

Total debt consists of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2008	2007
Revolving credit facility	$360,000	$740,000
Unamortized notes premium	7,021	—
Senior unsecured notes	400,000	—
Other debt	14	30
	767,035	740,030
Less current maturities	(14)	(30)
	$767,021	$740,000

Revolving Credit Facility. Upon the closing of its acquisition of DTE Gas & Oil (See Note 3), the Company replaced its credit facility with a new 5-year credit facility with an initial borrowing base of $850.0 million with J.P. Morgan Chase Bank, N.A. (“J.P. Morgan”) as administrative agent, Wachovia Bank, N. A. as syndication agent, and other lenders. The borrowing base is redetermined semiannually on April 1 and October 1 subject to changes in the Company’s oil and gas reserves. The borrowing base is also reduced by 25% of the amount of any senior unsecured notes issued by the Company. The borrowing base at June 30, 2008 is $697.5 million. Up to $50.0 million of the facility may be in the form of standby letters of credit. The facility is secured by substantially all of the Company’s assets and is guaranteed by each of the Company’s subsidiaries (other than Anthem Securities, Inc.) and bears interest at either the base rate plus the applicable margin or at adjusted LIBOR plus the applicable margin, elected at the Company’s option. At June 30, 2008, the weighted average interest rate on outstanding borrowings was 3.8%.

The base rate for any day equals the higher of the federal funds rate plus 0.50% or the J.P. Morgan prime rate. Adjusted LIBOR is LIBOR divided by 1.00 minus the percentage prescribed by the Federal Reserve Board for determining the reserve requirement for Eurocurrency liabilities. The applicable margin ranges from 0.0% to 0.75% for base rate loans and 1.00% to 1.75% for LIBOR loans.

The credit facility requires the Company to maintain specified financial ratios of current assets to current liabilities and debt to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) as disclosed in the credit agreement. In addition, the credit agreement limits sales, leases or transfers of assets and the incurrence of additional indebtedness. The credit agreement limits the distributions payable by the Company if an event of default has occurred and is continuing or would occur as a result of such distribution. The Company is in compliance with these covenants as of June 30, 2008. The facility terminates in June 2012, when all outstanding borrowings must be repaid. At June 30, 2008 and December 31, 2007, $360.0 million and $740.0 million, respectively, were outstanding under this facility. In addition, letters of credit of $1.2 million and $1.1 million were outstanding at each date, which are not reflected as borrowings on the Company’s consolidated balance sheets.

ATLAS ENERGY RESOURCES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
June 30, 2008
(Unaudited)

NOTE 11— LONG-TERM DEBT (Continued)

Senior Unsecured Notes. In January 2008, the Company completed a private placement of $250.0 million of its 10.75% senior unsecured notes (“Senior Notes”) due 2018 to institutional buyers pursuant to rule 144A. under the Securities Act of 1933. In May 2008 the Company issued an additional $150.0 million of Senior Notes at 104.75% to par to yield 9.85% to the par call on February 1, 2016. The Company intends to treat these issuances as a single class of debt securities. The Company received proceeds of approximately $398.0 million from these offerings, including a $7.1 million premium and net of $9.2 million in underwriting fees. In addition, the Company received approximately $4.7 million related to accrued interest. The Company used the net proceeds to reduce the balance outstanding on its revolving credit facility. Interest on the Senior Notes is payable semi-annually in arrears on February 1 and August 1 of each year. The Senior Notes are redeemable at any time at specified redemption prices, together with accrued and unpaid interest to the date of redemption. In addition, before February 1, 2011, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the proceeds of equity offerings at a stated redemption price. The Senior Notes are also subject to repurchase by the Company at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if the Company does not reinvest the net proceeds within 360 days. The Senior Notes are junior in right of payment to the Company’s secured debt, including its obligations under its credit facility. The indenture governing the Senior Notes contains covenants, including limitations of the Company’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets.

Annual principal debt payments over the next five years ending June 30 are as follows (in thousands):

2009	$14
2010	—
2011	—
2012	360,000
2013 and thereafter	407,021
$767,035

NOTE 12—OPERATING SEGMENT INFORMATION

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

ATLAS ENERGY RESOURCES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
June 30, 2008
(Unaudited)

NOTE 12—OPERATING SEGMENT INFORMATION - (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Gas and oil production
Appalachia:
Revenues(1)	$33,988	$50,740	$62,896	$72,000
Costs and expenses	5,862	4,286	10,881	8,188
Segment profit	$28,126	$46,454	$52,015	$63,812

Michigan:
Revenues	$44,969	$832	$92,287	$832
Costs and expenses	9,343	159	17,405	159
Segment profit	$35,626	$673	$74,882	$673

Partnership management
Revenues	$137,789	$76,483	$255,300	$160,414
Costs and expenses	114,547	62,545	211,541	130,808
Segment profit	$23,242	$13,938	$43,759	$29,606

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Reconciliation of segment profit to net income
Segment profit
Gas and oil production-Appalachia	$28,126	$46,454	$52,015	$63,812
Gas and oil production-Michigan	35,626	673	74,882	673
Partnership management	23,242	13,938	43,759	29,606
Total segment profit	86,994	61,605	170,656	94,091
General and administrative	(12,286)	(11,358)	(24,078)	(18,257)
Depreciation, depletion and amortization	(22,948)	(6,807)	(44,758)	(12,675)
Interest expense	(14,563)	(1,530)	(27,868)	(1,940)
Other − net(2)	1,162	295	1,950	387
Net income	$38,359	$41,665	$75,902	$61,606
_____________
(1)	Revenues for the three and six months ended June 30, 2007 include non-cash gains of $26.3 million related to non-qualifying hedges associated with AGO, see Note 9.

(2)
Revenues net of expenses for AGO well services and transportation of $713,000 and $1.5 million  for the three months and six months ended June 30, 2008, respectively, do not meet the quantitative threshold for reporting segment information for the three months and six months ended June 30, 2008. These amounts have been included in “Other - net” above. There were no net revenues earned for AGO well services and transportation in the three months and six months ended June 30, 2007.

ATLAS ENERGY RESOURCES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
June 30, 2008
(Unaudited)

NOTE 12—OPERATING SEGMENT INFORMATION – ( Continued)

The following table reconciles revenues shown for each operating segment to total revenues shown on the consolidated statements of income for the three months and six months ended June 30, 2008 and 2007, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Gas & oil production – Appalachia	$33,988	$50,740	$62,896	$72,000
Gas & oil production – Michigan	44,969	832	92,287	832
Partnership management	137,789	76,483	255,300	160,414
Other	810	—	1,662	—
	$217,556	$128,055	$412,145	$233,246

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Capital expenditures
Gas and oil production:
Acquisition of AGO	$—	$1,267,656	$—	$1,267,656
Appalachia	57,115	31,787	96,326	53,281
Michigan	18,930	—	34,193	—
Partnership management	390	773	1,200	1,250
Corporate	323	445	656	551
	$76,758	$1,300,661	$132,375	$1,322,738

	June 30,	December 31,
	2008	2007
Balance sheets
Goodwill:
Gas and oil production – Appalachia	$21,527	$21,527
Partnership management	13,639	13,639
	$35,166	$35,166

Total assets
Gas and oil production:
Appalachia	$687,244	$491,199
Michigan	1,313,928	1,330,432
Partnership management	33,431	30,359
Corporate	29,534	39,244
	$2,064,137	$1,891,234

ATLAS ENERGY RESOURCES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
June 30, 2008
(Unaudited)

NOTE 13 - BENEFIT PLANS

Stock Incentive Plan. The Company has a Long-Term Incentive Plan (“ATN LTIP”), which provides performance incentive awards to officers, employees and board members and employees of its affiliates, consultants and joint-venture partners. The ATN LTIP is administered by Atlas America’s compensation committee, which may grant awards of either restricted stock units, phantom units or unit options for an aggregate of 3,742,000 common units. Awards granted vest 25% after three years and 100% upon the four year anniversary of grant, except for awards granted to board members which vest 25% per year over four years. Upon termination of service by a grantee, all unvested awards are forfeited. A restricted stock or phantom unit entitles a grantee to receive a common unit of the Company upon vesting of the unit or, at the discretion of the Company’s compensation committee, cash equivalent to the then fair market value of a common unit of the Company. In tandem with phantom unit grants, the Company’s compensation committee may grant a distribution equivalent right (“DER”), which is the right to receive cash per restricted unit in an amount equal to, and at the same time as, the cash distributions the Company makes on a common unit during the period such phantom unit is outstanding.

Restricted Stock and Phantom Units. Under the ATN LTIP, 26,375 units of restricted stock and phantom units were awarded in the six months ended June 30, 2008. The fair value of the grants is based on the closing stock price on the grant date, and is being charged to operations over the requisite service periods using a straight-line attribution method.

The following table summarizes the activity of restricted stock and phantom units for the six months ended June 30, 2008:

		Weighted
		Average
		Grant Date
	Units	Fair Value
Non-vested shares outstanding at December 31, 2007	624,665	$24.42
Granted	26,375	34.52
Vested	(12,279)	21.06
Forfeited	(100)	35.00
Non-vested shares outstanding at June 30, 2008	638,661	$24.90

Stock Options. During the six months ended June 30, 2008, 14,000 unit options were awarded under the ATN LTIP. Option awards expire 10 years from the date of grant and are generally granted with an exercise price equal to the market price of the Company’s common units at the date of grant. The Company uses the Black-Scholes option pricing model to estimate the weighted average fair value per option granted with the following assumptions:

	Quarter Ended
	June 30, 2008	March 31, 2008
Options granted	7,500	6,500
Expected life (years)	6.25	6.25
Expected volatility	34%	27%
Risk-free interest rate	4.0%	2.8%
Expected dividend yield	6.2%	7.0%
Weighted average fair value of stock options granted	$7.66	$3.41

ATLAS ENERGY RESOURCES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
June 30, 2008
(Unaudited)

NOTE 13 - BENEFIT PLANS - ( Continued)

The following table sets forth option activity for the six months ended June 30, 2008:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)

Outstanding at December 31, 2007	1,895,052	$24.09	8.9
Granted	14,000	$35.36
Exercised	—	—
Forfeited or expired	(3,650)	$27.97
Outstanding at June 30, 2008	1,905,402	$24.17	8.4	$26,637
Options exercisable at June 30, 2008	93,438	$21.00	7.8
Available for grant at June 30, 2008	1,173,754

The Company recognized $1.3 million and $1.0 million in compensation expense related to restricted stock units, phantom units and stock options for the three months ended June 30, 2008 and 2007, respectively. The Company recognized $2.7 million and $2.1 million in related compensation expense for the six months ended June 30, 2008 and 2007, respectively. The Company paid $334,000 and $220,000 with respect to its LTIP DERs for the three months ended June 30, 2008 and 2007, respectively. The Company paid $654,000 and $253,000 with respect to its LTIP DER’s for the six months ended June 30, 2008 and 2007, respectively. These amounts were recorded as a reduction of members’ equity on the Company’s consolidated balance sheets. At June 30, 2008, the Company had approximately $14.1 million of unrecognized compensation expense related to the unvested portion of the restricted stock units, phantom units and options.

NOTE 14 – COMMON UNIT OFFERINGS

Public Common Unit Purchase

On May 16, 2008, the Company sold 2,070,000 of its Class B common units in a public offering at $41.50 per common unit with UBS Investment Bank and Wachovia Securities acting as joint book-running managers and underwriters. The net proceeds of approximately $82.5 million (after underwriting expenses of $3.4 million) were used to repay a portion of ATN’s outstanding balance under its revolving credit facility.

Atlas America Common Unit Purchase

On May 5, 2008, ATN sold 600,000 of its Class B common units to Atlas America in a private placement at $42.00 per common unit, increasing Atlas America’s ownership of ATN’s common units to 29,952,996 common units. The proceeds of $25.2 million were used to repay a portion of ATN’s outstanding balance under its revolving credit facility.

ATLAS ENERGY RESOURCES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
June 30, 2008
(Unaudited)

NOTE 14 - COMMON UNIT OFFERINGS - ( Continued)

Private Placement of Class B and Class D Units

To partially fund the acquisition of AGO on June 29, 2007, the Company completed a private placement of 7,298,181 Class B common units and 16,702,828 Class D units to a group of institutional investors at a weighted average price of $25.00 per unit for net proceeds of $597.5 million. The private placement of the Class B common and Class D units was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The Class D units were a new class of equity security, which automatically converted to common units on a one-to-one basis upon the receipt of the consent of the Company’s unit holders, which the Company obtained in November 2007. The Company entered into a registration rights agreement in connection with the sale of the units. The agreement required the Company to prepare and file a registration statement covering the resale of such units by January 31, 2008 and have such registration statement declared effective by May 30, 2008. The Company filed this registration statement, which was declared effective on February 20, 2008.

NOTE 15 – CASH DISTRIBUTIONS

The Company generally distributes within 45 days after the end of each quarter, all of its available cash (as defined in its limited liability agreement) for that quarter. Distributions declared by the Company from inception are as follows:

		Cash
		Distribution		Total Cash	Total	Manager
Date Cash		Per		Distribution	Cash	Incentive
Distribution		Common		to Common	Distribution	Distribution
Paid or Payable	For Quarter Ended	Unit		Unit holders (2)	to the Manager	Payable
				(in thousands)	(in thousands)	(in thousands)
February 14, 2007	December 31, 2006	$0.06	(1)	$2,231	$45	$—
May 15, 2007	March 31, 2007	$0.43		$15,989	$322	$—
August 14, 2007	June 30, 2007	$0.43		$15,989	$322	$—
November 14, 2007	September 30, 2007	$0.55		$33,697	$681	$784
February 14 , 2008	December 31, 2007	$0.57		$34,925	$706	$965
May 15, 2008	March 31, 2008	$0.59		$36,507	$738	$1,214
August 14, 2008(3)	June 30, 2008	$0.61		$39,016	$789	$1,687
____________
(1)	Represents a prorated distribution of $0.42 per unit for the period from December 18, 2006, the date of the Company’s initial public offering through December 31, 2006.

(2)	Includes distributions paid on unissued units under the Company’s employee incentive plan.

(3)
On July 22, 2008, the Company declared a quarterly cash distribution for the quarter ended June 30, 2008 of $0.61 per common unit. The distribution is payable August 14, 2008 to holders of record as of August 6, 2008.

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

We operate three business segments:

•	Two gas and oil production segments, in Appalachia and Michigan, which consist of our interests in oil and gas properties.

•	Our partnership management segment, which consists of well construction and completion, administration and oversight, well services and gathering activities.

As of and for the three months and six months ended June 30, 2008, we had the following key assets and highlights:

In our Appalachia gas and oil operations:

•	direct and indirect working interests in approximately 8,184 gross producing gas and oil wells;

•	overriding royalty interests in approximately 627 gross producing gas and oil wells;

•	net daily production of 34.8 Mmcfe per day and 33.7 Mmcfe per day for the three months and six months ended June 30, 2008;

•	approximately 886,900 gross (840,700 net) acres, of which approximately 585,600 gross (578,700 net) acres are undeveloped;

•
included in our gross undeveloped acreage, we control approximately 552,000 Marcellus acres in Pennsylvania, New York and West Virginia, of which approximately 269,000 of these acres are located in our core Marcellus Shale position in southwestern Pennsylvania;

•
our partnership management business in Appalachia includes our equity interests in 93 investment partnerships and a registered broker-dealer which acts as the dealer-manager of our investment partnership offerings;

•	we drilled 52 net vertical and one horizontal Marcellus Shale wells during the six months ended June 30, 2008; and,

•	we drilled or participated in four successful horizontal wells in the Chattonooga Shale of Eastern Tennessee.

In our Michigan gas and oil operations:

•	direct and indirect working interests in approximately 2,362 gross producing gas and oil wells;

•	overriding royalty interests in approximately 78 gross producing gas and oil wells;

•	net daily production of 59.9 Mmcfe per day and 59.5 Mmcfe per day for the three months and six months ended June 30, 2008;

•	approximately 346,300 gross (273,900 net) acres, of which approximately 48,600 gross (39,300 net) acres, are developed; and

•	we drilled 86 gross wells (73 net wells) during the six months ended June 30, 2008.

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

The following table presents a reconciliation of net income, our most directly comparable GAAP performance measure, to EBITDA, Adjusted EBITDA and distributable cash flow for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Reconciliation of net income to non-GAAP measures:
Net income	$38,359	$41,665	$75,902	$61,606
Depreciation and amortization	22,948	6,807	44,758	12,675
Interest expense	14,563	1,530	27,868	1,940
EBITDA	75,870	50,002	148,528	76,221
Adjustment to reflect cash impact of derivatives(2)	2,920	—	7,948	—
Gain on mark-to-market derivatives(1)	—	(26,257)	—	(26,257)
Non-recurring derivative fees	—	3,873	—	3,873
Non-cash compensation expense	1,339	1,044	2,659	2,089
Adjusted EBITDA	$80,129	$28,662	$159,135	$55,926
Interest expense	(14,563)	(1,530)	(27,868)	(1,940)
Amortization of deferred financing costs (included within interest expense)	742	485	1,512	498
Maintenance capital expenditures	(12,975)	(8,750)	(25,950)	(17,500)
Distributable cash flow	$53,333	$18,867	$106,829	$36,984
_______________
(1)Represents ineffective non-cash gains related to the change in value of derivative contracts associated with the acquisition of AGO on June 29, 2007.

(2)Represents cash proceeds received from the settlement of ineffective derivative gains recognized in fiscal 2007 associated with the acquisition of AGO from natural gas produced during the quarter and year-to-date but not reflected in the three months and six months ended June 30, 2008 consolidated statements of income.

RECENT DEVELOPMENTS

Agreement with Miller Petroleum, Inc.

On June 19, 2008, we entered into a $19.1 million agreement with Miller Petroleum, Inc. (“Miller”) whereby Miller assigned (i) 100% of the working interest in its oil and gas leases comprising 27,620 acres in the Koppers North and Koppers South section of Campbell County, Tennessee, (ii) 100% of the working interest in 8 existing wells, and (iii) 100% of the working interest in its oil and gas leases comprising 1,952 acres adjacent to the Koppers acreage. The agreement also provides Miller with an option to participate up to 25% in up to 10 wells to be drilled on the assigned acreage. In addition, we entered into two agreements with Miller whereby (i) Miller will provide drilling services to us for a two-year term for which we prepaid $500,000 and (ii) we will transport and process natural gas for Miller from its existing wells.

Public Equity Offering

On May 16, 2008, we sold 2,070,000 of our Class B common units at $41.50 per common unit in a public offering with UBS Investment Bank and Wachovia Securities acting as joint book-running managers and underwriters. The net proceeds of approximately $82.5 million (after underwriting expenses of $3.4 million) were used to repay a portion of our outstanding balance under our revolving credit facility. The increased borrowing capacity will be used to fund additional acreage acquisitions and accelerated development of the Marcellus Shale as well as further development of our other drilling programs and lease acquisition activities.

Senior Unsecured Notes

On May 5, 2008, we issued an additional $150.0 million of 10.75% senior unsecured notes (“Senior Notes”) due 2018 at 104.75% of par to yield 9.85% to the par call on February 1, 2016. In January 2008, we completed a private placement of $250.0 million of our 10.75% Senior Notes due 2018 to institutional buyers pursuant to Rule 144A under the Securities Act of 1933. We intend to treat both the May 2008 and the January 2008 issuances as a single class of debt securities. We used the net proceeds of $402.7 million (including accrued interest paid of $4.7 million and net underwriting fees of $9.2 million) to reduce the balance outstanding on our revolving credit facility.

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

Private Equity Offering

On May 7, 2008, we sold 600,000 Class B common units to Atlas America, in a private placement at $42.00 per common unit, increasing Atlas America’s ownership of our Class B common units to 29,952,996 common units or 46.3%. The proceeds of $25.2 million were used to repay a portion of our outstanding balance under our revolving credit facility.

Interest Rate Swap

In January 2008, we entered into an interest rate swap contract for $150.0 million, swapping the floating rate incurred on a portion of our existing senior secured credit facility for a three-year fixed rate of 3.11%. The interest rate swap contract will mature in January 2011.

Partnership Management

We generally fund our drilling activities, other than those of our Michigan business unit, through sponsorship of tax-advantaged investment partnerships. Accordingly, the amount of development activities we undertake depends in part upon our ability to obtain investor subscriptions to the investment Partnerships. We have budgeted to raise between $450.0 and $500.0 million in fiscal 2008 and have raised $145.0 million in the six months ended June 30, 2008. During the six months ended June 30, 2008, our investment partnerships invested $269.5 million in drilling and completing wells, of which we contributed $66.4 million.

Acquisition of DTE Antrim assets

On June 29, 2007, we acquired DTE Gas & Oil Company, now known as Atlas Gas & Oil Company, or AGO, from DTE Energy Company (“DTE” -NYSE:DTE) for approximately $1.3 billion in cash. The assets acquired, which consisted principally of interests in natural gas wells in the Antrim Shale, are the basis for the formation of our Michigan gas and oil operations. We funded the purchase price from $713.9 million borrowed under our credit facility and the issuance of 24,001,009 Class B common units at $25.00 per unit for proceeds of $597.5 million. We intend to continue to expand our business through strategic acquisitions and internal growth projects that increase distributable cash flow.

Credit Facility

Upon the closing of the DTE Gas & Oil acquisition, we replaced our credit facility with a new 5-year, $850.0 million credit facility. As of June 30, 2008, the credit facility has a current borrowing base of $697.5 million, which will be redetermined semi-annually based on changes in our oil and gas reserves. The facility is secured by our assets and bears interest at either the base rate plus the applicable margin or at adjusted LIBOR rate plus the applicable margin, elected at our option. The base rate for any day equals the higher of the federal funds rate plus 0.50% of the JPMorgan prime rate. Adjusted LIBOR is LIBOR divided by 1.00 minus the percentage prescribed by the Federal Reserve Board for determining the reserve requirement for Eurocurrency liabilities. The applicable margin ranges from 0.0% to 0.75% for base rate loans and 1.00% to 1.75% for LIBOR loans. At June 30, 2008, the weighted average interest rate on outstanding borrowings under our credit facility was 3.8%.

GENERAL TRENDS AND OUTLOOK

We expect our business to be affected by the following key trends. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

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

Impact of Inflation

Inflation in the United States did not have a material impact on our results of operations for the three-year period ended December 31, 2007. If inflation occurs in the future, to the extent permitted by competition and our existing agreements, we have and will continue to pass along increased costs to our investors and customers in the form of higher fees. For further discussion, see —“CHANGES IN PRICES AND INFLATION”.

RESULTS OF OPERATIONS

GAS AND OIL PRODUCTION

The following table sets forth information relating to our production segments during the periods indicated (dollars shown in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Production revenues (in thousands):
Gas (1)	$74,217	$22,709	$147,091	$42,137
Oil	$4,706	$2,592	$8,058	$4,419
Production volume:(2)
Appalachia
Gas (Mcf/day) (1)	32,259	25,593	31,272	24,643
Oil (Bbls/day)	419	462	409	411
Michigan(4)
Gas (Mcf/day)	59,767	60,308	59,411	60,308
Oil (Bbls/day)	15	—	11	—
Total (Mcfe/day)	94,630	88,673	93,203	87,417
Average sales prices:
Gas (per Mcf) (3) (6)	$9.21	$9.27	$9.39	$9.20
Oil (per Bbl)(5)	$119.16	$61.62	$105.58	$59.40
Production costs:(7)
Lease operating expenses
As a percent of production revenues	9%	9%	9%	9%
Per Mcfe	$0.83	$0.88	$0.81	$0.85
Taxes-per Mcfe	$0.43	$0.03	$0.38	$0.04
Total production costs per Mcfe	$1.26	$0.91	$1.19	$0.89

Depletion per Mcfe	$2.56	$2.32	$2.54	$2.31

(1)	Excludes sales of residual gas and sales to landowners.

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

(3)
Our average sales price for gas before the effects of financial hedging were $11.21 and $8.36 per Mcf for the three months ended June 30, 2008 and 2007 and $9.79 and $8.12 per Mcf for the six months ended June 30, 2008 and 2007, respectively.

(4)	We acquired AGO on June 29, 2007, and production volume from these assets has only been included from that date.

(5)
Our average sales price for oil before the effects of financial hedging were $125.15 and $108.68 for the three months and six months ended June 30, 2008. There were no oil financial hedges for the three months and six months ended June 30, 2007.

(6)	Includes $2.9 million and $7.9 million in derivative proceeds, which were not included as gas revenue in the three months and six months ended June 30, 2008, respectively.

(7)	Production costs consist of labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, insurance, production overhead, and production taxes.

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Our natural gas revenues were $74.2 million in the three months ended June 30, 2008, an increase of $51.5 million (227%) from $22.7 million in the three months ended June 30, 2007. The $51.5 million increase in natural gas revenues consisted of $52.5 million attributable to increases in natural gas sales production volumes, partially offset by $1.0 million attributable to decreases in natural gas sales prices (after the effect of financial hedges).

The increase in our gas production volumes of 6,125 Mcf/d was attributable to 5.5 Mmcfs produced in Michigan from our acquisition of AGO which we acquired on June 29, 2007 and a 26% increase in our Appalachian natural gas production volumes due to production associated with wells we drilled for our investment partnerships in the twelve months ended June 30, 2008. We believe that gas volumes will continue to be favorably impacted in the remainder of 2008 with the contribution of our Michigan business unit and as ongoing projects to extend and enhance the gathering systems of Atlas Pipeline are completed and wells drilled are connected in these areas of expansion.

Our oil revenues were $4.7 million in the three months ended June 30, 2008, an increase of $2.1 million (82%) from $2.6 million during the three months ended June 30, 2007. The increase resulted from a 93% increase in the average sales price of oil, offset by a 6% decrease in production volumes. The $2.1 million increase consisted of $2.4 million attributable to increases in sales prices (after the effect of financial hedges), and $306,000 attributable to volume decreases, as we primarily drill for natural gas, rather than oil.

Our Appalachian production costs were $5.9 million in the three months ended June 30, 2008, an increase of $1.6 million (37%) from $4.3 million in the three months ended June 30, 2007. This increase includes a $650,000 increase attributable to labor, water hauling and maintenance costs associated with an increase in the number of wells we own from the prior year period and a $681,000 increase in transportation fees charged to our wells connected to Atlas Pipeline’s gathering system due to an increase in volumes produced as compared to the prior period.

Our Michigan production costs were $9.3 million in the three months ended June 30, 2008, representing labor, compressor, transportation, severance tax and maintenance costs.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Our natural gas revenues were $147.1 million in the six months ended June 30, 2008, an increase of $105.0 million (249%) from $42.1 million in the six months ended June 30, 2007. The $105.0 million increase in natural gas revenues consisted of $106.3 million attributable to increases in natural gas production volumes, partially offset by $1.3 million attributable to decreases in natural gas sales prices (after the effect of financial hedges).

The increase in our gas production volumes of 5,733 Mcf/day was attributable to 10.8 Mmcfs produced in Michigan from our acquisition of AGO which we acquired on June 29, 2007 and a 27% increase in our Appalachian natural gas production volumes due to production associated with wells we drilled for our investment partnerships in the twelve months ended June 30, 2008.

Our oil revenues were $8.0 million in the six months ended June 30, 2008, an increase of $3.6 million (82%) from $4.4 million during the six months ended June 30, 2007. The increase resulted from a 78% increase in the average sales price of oil, and a 3% increase in production volumes. The $3.6 million increase consisted of $3.4 million attributable to increases in sales prices (after the effect of financial hedges), and $204,000 attributable to volume increases, from the production of new wells we drilled in the twelve months ended June 30, 2008.

Our Appalachia production costs were $10.9 million in the six months ended June 30, 2008, an increase of $2.7 million (33%) from $8.2 million in the six months ended June 30, 2007. This increase includes $1.1 million attributable to increases in labor, water hauling, compressor, and maintenance costs and a $1.1 million increase in transportation fees charged to our wells connected to Atlas Pipeline’s gathering system due to an increase in volumes produced as compared to the prior period.

Our Michigan production costs were $17.4 million in the six months ended June 30, 2008, representing the labor, compressor, transportation, severance tax and maintenance costs.

PARTNERSHIP MANAGEMENT

Well Construction and Completion

Our well construction and completion revenues and costs and expenses incurred represent the billings and costs associated with the completion of wells for investment partnerships we sponsor.  The following table sets forth information relating to these revenues and the related costs and number of net wells drilled during the periods indicated (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Average construction and completion revenue per well	$577	$296	$527	$298
Average construction and completion cost per well	502	257	458	259
Average construction and completion gross profit per well	$75	$39	$69	$39

Gross profit margin	$15,957	$8,491	$29,540	$17,937

Gross profit percent	13%	13%	13%	13%

Net wells drilled	212	220	430	462

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Our well construction and completion segment margin was $16.0 million in the three months ended June 30, 2008, an increase of $7.5 million (88%) from $8.5 million in the three months ended June 30, 2007. During the three months ended June 30, 2008, the increase of $7.5 million in segment margin was attributable to an increase in the gross profit per well ($8.1 million) offset by a decrease in the number of wells drilled ($602,000). Since our drilling contracts are on a “cost-plus” basis (typically cost-plus 15%), an increase in our average costs per well also results in a proportionate increase in our average revenue per well which directly affects the number of wells we drill. Our average costs and revenues per well have increased due to an increase in the number of Marcellus Shale wells drilled during the three months ended June 30, 2008.

It should be noted that “Liabilities associated with drilling contracts” on our balance sheet includes $36.5 million of funds raised in the first six months of fiscal 2008 that have not been applied to the completion of wells as of June 30, 2008 due to the timing of drilling operations, and thus had not been recognized as well construction and completion revenue.  We expect to recognize this amount as revenue in the third quarter of fiscal 2008. During fiscal 2007 we raised $363.3 million and plan to raise at least $500.0 million in fiscal 2008. During the six months ended June 30, 2008, we raised $145.0 million. We anticipate favorable oil and gas prices will continue to favorably impact our fundraising and therefore our drilling revenues in the remainder of fiscal 2008.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Our well construction and completion segment margin was $29.5 million in the six months ended June 30, 2008, an increase of $11.6 million (65%) from $17.9 million in the six months ended June 30, 2007.  During the six months ended June 30, 2008, the increase of $11.6 million in segment margin was attributable to an increase in the gross profit per well ($13.8 million) offset by a decrease in the number of wells drilled ($2.2 million).

Administration and Oversight

Administration and oversight represents supervision and administrative fees earned for the drilling and subsequent management of wells for our investment partnerships.

Our administrative and oversight fees were $5.1 million in the three months ended June 30, 2008, an increase of $1.7 million (49%) from $3.4 million in the three months ended June 30, 2007. This increase resulted in an increase in the number of wells drilled, producing and managed for our investment partnerships in the three months ended June 30, 2008, compared to the prior year period.

Our administration and oversight fees were $10.2 million in the six months ended June 30, 2008, an increase of $2.2 million (27%) from $8.0 million in the six months ended June 30, 2007. This increase resulted from an increase in the number of wells drilled, producing and managed for our investment partnerships in the twelve months ended June 30, 2008, compared to the prior year period.

Well Services

Our well services revenues were $5.3 million in the three months ended June 30, 2008, an increase of $1.1 million (27%) from $4.2 million in the three months ended June 30, 2007. This increase resulted from an increase in the number of wells operated for our investment partnerships due to additional wells drilled in the twelve months ended June 30, 2008.

Our well services expenses were $2.6 million in the three months ended June 30, 2008, an increase of $502,000 (23%) from $2.1 million in the three months ended June 30, 2007. The increase was attributable to an increase in wages, benefits, and field office expenses associated with an increase in employees due to the increase in the number of wells we operate for our investment partnerships.

Our well services revenues were $10.1 million in the six months ended June 30, 2008, an increase of $2.2 million (28%) from $7.9 million in the six months ended June 30, 2007. This increase resulted from an increase in the number of wells operated for our investment partnerships due to additional wells drilled in the twelve months ended June 30, 2008.

Our well services expenses were $5.1 million in the six months ended June 30, 2008, an increase of $872,000 (21%) from $4.2 million in the six months ended June 30, 2007. This increase was attributable to an increase in wages, benefits, and field office expenses associated with an increase in employees due to the increase in the number of wells we operate for our investment partnerships.

Gathering

We charge transportation fees to our investment partnership wells that are connected to Atlas Pipeline’s Appalachian gathering systems. Prior to our initial public offering, we paid these fees, plus an additional amount to bring the total transportation charge up to, generally, 16% of the gas sales price, to Atlas Pipeline in accordance with our gathering agreements with it. In connection with the completion of our initial public offering in December 2006, Atlas America assumed our obligation to pay gathering fees to Atlas Pipeline. We are obligated to pay the gathering fees we receive from our investment partnerships to Atlas America, with the result that our gathering revenues and expenses within our partnership management segment net to $0. We also pay our proportionate share of gathering fees based on our percentage interest in the well, which are included in gas and oil production expense. The remaining gathering income we receive is attributable to income received from a small pipeline system in which we own an interest in Michigan.

Our gathering fee to Atlas Pipeline was $5.5 million for the three months ended June 30, 2008, an increase of $1.8 million (47%) from $3.8 million in the three months ended June 30, 2007. The increase in the three months ended June 30, 2008 is primarily a result of an increase in throughput of natural gas transported due to higher production volumes in Appalachia.

Our gathering fee payable to Atlas Pipeline was $9.5 million for the six months ended June 30, 2008, an increase of $2.5 million (36%) from $7.0 million in the six months ended June 30, 2007. The increase in the six months ended June 30, 2008 is primarily a result of an increase in throughput of natural gas transported due to higher production volumes in Appalachia.

OTHER INCOME, COSTS AND EXPENSES

General and Administrative

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Our general and administrative expenses were $12.3 million in the three months ended June 30, 2008, an increase of $927,000 (8%) from $11.4 million in the three months ended June 30, 2007. These expenses include, among other things, salaries and benefits not allocated to a specific segment, costs of running our corporate office, partnership syndication activities and outside services. The increase of $927,000 in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 is principally attributable to the following:

•	costs associated with AGO acquired on June 29, 2007 were $2.1 million for the three months ended June 30, 2008;

•	we paid $3.9 million in fees related to hedging natural gas volumes associated with the acquisition of AGO on June 29, 2007; there were no such fees in the three months ended June 30, 2008;

•	salaries and wages increased $1.1 million due to an increase in salaries and an increase in the number of employees as a result of the growth of our business;

•
costs associated with our long-term incentive plans increased $300,000 in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 due to additional units granted in fiscal year 2008;

•	net syndication costs and office operations increased $807,000 as we continue to expand our syndication activities and the drilling funds we raise in our investment partnerships; and

•	exploration costs in Appalachia increased $623,000 due to an increase in activities of our land department as we acquire additional acreage and well sites.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Our general and administrative expenses were $24.1 million in the six months ended June 30, 2008, an increase of $5.8 million (32%) from $18.3 million in the six months ended June 30, 2007. These expenses include, among other things, salaries and benefits not allocated to a specific segment, costs of running our corporate office, partnership syndication activities and outside services. The increase of $5.8 million in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 is principally attributed to the following:

•	costs associated with AGO acquired on June 29, 2007 were $4.0 million for the six months ended June 30, 2008;

•	we paid $3.9 million in fees related to hedging natural gas volumes associated with the acquisition of AGO on June 29, 2007; there were no such fees in the six months ended June 30, 2008;

•	salaries and wages increased $629,000 due to an increase in salaries and an increase in the number of employees as a result of the growth of our business;

•
costs associated with our long-term incentive plans increased $571,000 in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 due to additional units granted in fiscal year 2008;

•	net syndication costs and office operations increased $3.2 million as we continue to expand our syndication activities and the drilling funds we raise in our investment partnerships; and

•	exploration costs in Appalachia increased $1.0 million due to an increase in activities of our land department as we acquire additional acreage and well sites.

Depletion

Our depletion (including accretion of our asset retirement obligations) of oil and gas properties as a percentage of oil and gas revenues was 28% in the three months ended June 30, 2008, compared to 25% in the three months ended June 30, 2007. Depletion expense per Mcfe was $2.56 in the three months ended June 30, 2008, an increase of $0.24 (11%) per Mcfe from $2.32 in the three months ended June 30, 2007. Increases in our depletable basis and production volumes from the acquisition of AGO on June 29, 2007 and our investments in our partnerships caused depletion expense to increase $15.8 million (252%) to $22.1 million in the three months ended June 30, 2008 compared to $6.3 million in the three months ended June 30, 2007. Depletion expense associated with AGO’s asset base was $13.5 million for the three months ended June 30, 2008. The variances from period to period are directly attributable to changes in our oil and gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our oil and gas properties.

Our depletion (including accretion of our asset retirement obligations) of oil and gas properties as a percentage of oil and gas revenues was 28% in the six months ended June 30, 2008, compared to 25% in the six months ended June 30, 2007. Depletion expense per Mcfe was $2.54 in the six months ended June 30, 2008, an increase of $0.23 (10%) per Mcfe from $2.31 in the six months ended June 30, 2007. Increases in our depletable basis and production volumes from the acquisition of AGO on June 29, 2007 and our investments in our partnerships caused depletion expense to increase $31.5 million to $43.1 million in the six months ended June 30, 2008 compared to $11.6 million in the six months ended June 30, 2007. Depletion expense associated with AGO’s asset base was $26.7 million for the six months ended June 30, 2008. The variances from period to period are directly attributable to changes in our oil and gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our oil and gas properties.

Interest Expense

Our interest expense was $14.6 million in the three months ended June 30, 2008, an increase of $13.1 million from $1.5 million in the three months ended June 30, 2007. This increase consists of an increase of $3.6 million in interest expense on our revolving credit facility and an increase of $9.3 million associated with the issuance of our senior notes in January 2008. The borrowings on our revolving credit facility were used to fund the acquisition of AGO in June 2007 and to fund our acreage and drilling capital expenditures. The issuance of our senior notes was used to pay down borrowings on our revolving credit facility.

Our interest expense was $27.9 million in the six months ended June 30, 2008, an increase of $26.0 million from $1.9 million in the six months ended June 30, 2007. This increase consists of an increase of $12.7 million of interest expense on our revolving credit facility and an increase of $14.5 million associated with the issuance of our senior notes in January 2008. The borrowings on our revolving credit facility were used to fund the acquisition of AGO in June 2007 and to fund our acreage and drilling capital expenditures. The issuance of our senior notes was used to pay down borrowings on our revolving credit facility.

LIQUIDITY AND CAPITAL RESOURCES

General

We fund our development and production operations with a combination of cash generated by operations, capital raised through investment partnerships, issuance of our units and senior notes and use of our credit facility. The following table sets forth our sources and uses of cash (in thousands):

	Six Months Ended
	June 30,
	2008	2007

Provided by operating activities	$62,899	$29,116
Used in investing activities	(132,469)	(1,323,017)
Provided by financing activities	48,684	1,290,691
Decrease in cash and cash equivalents	$(20,886)	$(3,210)

We had $4.4 million in cash and cash equivalents at June 30, 2008, as compared to $25.3 million at December 31, 2007. We had a working capital deficit of $211.2 million at June 30, 2008, an increase of $117.9 million from a working capital deficit of $93.3 million at December 31, 2007.  The increase in our working capital deficit is due to a net increase of $165.2 million in unrealized hedge liabilities due to the increase in commodity prices and a $15.8 million increase in accrued interest, partially offset by a decrease of $76.7 million in liabilities associated with drilling contracts. Our level of liabilities associated with drilling contracts is dependent upon the remaining amount of our drilling obligations at any balance sheet date, which is dependent upon the timing and level of funds raised through our investment partnerships. At June 30, 2008, we have $336.3 million available under our credit facility to fund working capital obligations.

CASH FLOWS

Cash flows provided by operating activities.  Cash provided by operations is an important source of short-term liquidity for us.  It is directly affected by changes in the price of natural gas and oil, interest rates and our ability to raise funds from our drilling investment partnerships.  Net cash provided by operating activities increased $33.8 million in the six months ended June 30, 2008 to $62.9 million from $29.1 million in the six months ended June 30, 2007, substantially as a result of the following:

•
an increase in net income before depreciation, depletion and amortization of $47.4 million in the six months ended June 30, 2008 as compared to the prior year period, principally due to the acquisition of AGO acquired on June 29, 2007 and increases in net income from our partnership management operations and our Appalachian production segment;

•
an increase of $34.2 million consisting of $26.3 million of non-cash gains related to ineffective derivatives recognized in the six months ended June 30, 2007 and $7.9 million cash received in the current year period on the settlement of these derivatives; and

•	changes in operating assets and liabilities decreased operating cash flows by $48.3 million in the six months ended June 30, 2008, compared to the six months ended June 30, 2007.

The change in operating assets and liabilities is primarily a result of changes in the following current assets and liabilities:

•	a decrease of $11.1 million in accounts receivable and prepaid expenses;

•	an increase of $15.2 million in accounts payable and accrued expenses; and

•
a decrease of $52.2 million in liabilities associated with our drilling contracts. Our level of liabilities associated with drilling contracts is dependent upon the remaining amount of our drilling obligations at any balance sheet date, which is dependent upon the timing and level of funds raised through our investment partnerships.

Cash flows used in investing activities.  Cash used in our investing activities decreased $1.191 billion in the six months ended June 30, 2008 to $132.5 million from $1.323 billion in the six months ended June 30, 2007 primarily from our $1.268 billion acquisition of AGO, which occurred on June 29, 2007. We also increased our capital expenditures $77.3 million which is related to the increase in the number of wells we drilled in fiscal 2008.

Cash flows provided by financing activities. Cash provided by our financing activities decreased $1.242 billion in the six months ended June 30, 2008 to $48.7 million from $1.291 million in the six months ended June 30, 2007, primarily as a result of the following:

•	we received proceeds of $407.0 million from the issuance of our senior unsecured notes including a premium of $7.0 million in the six months ended June 30, 2008;

•	we made repayments on our credit facility from the proceeds of our issuance of the $400.0 million senior unsecured notes, net of borrowings of $1.094 billion;

•
we received proceeds of $107.7 million from the sale of our Class B common units in the six months ended June 30, 2008 compared to proceeds of $597.5 million received in the six months ended June 30, 2007;

•	net monies borrowed from Atlas America decreased $11.0 million in the six months ended June 30, 2008, compared to the six months ended June 30, 2007;

•	deferred financing costs increased $46,000 in the six months ended June 30, 2008 due to the issuance of our senior unsecured notes; and

•	we paid $72.9 million in distributions to our unit holders in the six months ended June 30, 2008, an increase of $54.3 million from $18.6 million in the six months ended June 30, 2007.

Capital Requirements

Capital expenditures. During the six months ended June 30, 2008, our capital expenditures consisted of maintenance capital expenditures and expansion capital expenditures, as defined below:

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

During the six months ended June 30, 2008, our capital expenditures related primarily to investments in our investment partnerships and the acquisition of leasehold acreage, in which we invested $66.4 million and $38.4 million, respectively. During the six months ended June 30, 2007, we invested $45.1 million and $5.7 million in our investment partnerships and lease acreage acquisitions, for an overall increase of $53.9 million in the six months ended June 30, 2008. We funded and expect to continue to fund these capital expenditures through cash on hand, from operations and from amounts available under our credit facility.

The level of capital expenditures we devote to our exploration and production operations depends upon any acquisitions made and the level of funds raised through our investment partnerships. We have budgeted to raise at least $500.0 million in fiscal 2008 and have raised $145.0 million in the six months ended June 30, 2008. We believe cash flows from operations and amounts available under our credit facility will be adequate to fund our capital expenditures.  However, the amount of funds we raise and the level of our capital expenditures will vary in the future depending on market conditions for natural gas and other factors.

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

The following table summarizes maintenance and expansion capital expenditures for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Maintenance capital expenditures	$12,975	$8,750	$25,950	$17,500
Expansion capital expenditures	63,783	1,291,911	106,425	1,305,238
Total	$76,758	$1,300,661	$132,375	$1,322,738

Credit Facility

Simultaneously with the closing of our acquisition of DTE Gas & Oil, we entered into a senior secured credit facility with an initial borrowing base of $850.0 million ($360.0 million outstanding at June 30, 2008) with JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities, Inc., as lead arranger, and other lenders. The credit facility allows us to borrow up to the determined amount of the borrowing base, which is based upon the loan collateral value assigned to our various natural gas and oil properties. The credit facility borrowing base will be redetermined each April 1 and October 1 based on changes in our oil and gas reserves. The credit facility will mature in June 2012 and has a current borrowing base of $697.5 million at June 30, 2008.

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

Although certain of our costs and expenses are affected by general inflation, inflation has not normally had a significant effect on us. However, as the price of oil and natural gas has recently increased, there has been an increase in the demand for leasehold acreage, drilling locations and for energy equipment and services, thereby increasing the costs of acquiring or obtaining such equipment and services. We have also experienced higher costs in the products we use containing steel as well as rising fuel costs. Recent drilling success in the Marcellus Shale formation in Appalachia has dramatically increased competition and the price paid for leasehold acreage. Since our drilling activities are on a “cost-plus” basis, we have been able to pass on these higher costs to our investment partnerships by charging higher fees. Our focus has been to increase our oil and gas reserves and production while controlling costs at a level that is appropriate for long-term growth and operations.

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

Working capital borrowings are generally borrowings that are made under our credit facility and in all cases are used solely for working capital purposes or to pay distributions to unit holders. We seek to maintain a coverage ratio for our distributions of at least 1.2x on a rolling 4-quarter basis. Our coverage ratio for the quarter ended June 30, 2008 was 1.3x. We calculate our coverage ratio as the amount of all of our cash receipts less disbursements, including interest expense and estimated maintenance capital expenditures, divided by the amount of distributions to our unit holders.

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

On July 22, 2008, we declared our quarterly cash distribution for the second quarter of 2008 of $0.61 per common unit. The $39.5 million distribution will be paid on August 14, 2008 to unit holders of record as of August 6, 2008.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our contractual obligations at June 30, 2008:

		Payments due by period
		(in thousands)
		Less than	2 - 3	4 - 5	After 5
Contractual cash obligations:	Total	1 Year	Years	Years	Years
Revolving credit facility and other debt(1)	$360,014	$14	$—	$360,000	$—
Senior unsecured notes(1)	407,021	—	—	—	407,021
Operating lease obligations	6,873	1,348	1,959	1,247	2,319
Capital lease obligations	—	—	—	—	—
Unconditional purchase obligations	—	—	—	—	—
Other long-term obligation	—	—	—	—	—
Total contractual cash obligations	$773,908	$1,362	$1,959	$361,247	$409,340

(1)
Not included in the table above are estimated interest payments calculated at the rates in effect at June 30, 2008 of: 2009 - $57.5 million; 2010 - $57.5 million; 2011 - $57.5 million; 2012 - $57.5 million and 2013 - $43.0 million.

		Payments due by period
		(in thousands)
		Less than	1 - 3	4 - 5	After 5
Other commercial commitments:	Total	1 Year	Years	Years	Years
Standby letters of credit	$1,159	$1,159	$—	$—	$—
Guarantees	3,587	245	1,442	1,425	475
Standby replacement commitments	—	—	—	—	—
Other commercial commitments	—	—	—	—	—
Total commercial commitments	$4,746	$1,404	$1,442	$1,425	$475

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2008, our off-balance sheet arrangements are limited to an unconditional guarantee for the repayment of one-half of a bank loan for the purchase of drilling equipment in relation to our 50% ownership in Crown Drilling of Pennsylvania, LLC. The estimated carrying value of the guarantee is $3.6 million as of June 30, 2008 and is in effect until the loan is repaid in full, including accrued interest.

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

We consider accounting policies related to accounts receivable and allowance for possible losses; derivative instruments; oil and gas properties and reserve estimates and impairment, asset retirement obligations; goodwill and other long-lived assets; and revenue recognition to be critical policies. These policies are summarized in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our annual report on our annual Form 10-K for the year ended December 31, 2007.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

The Financial Accounting Standards Board, or FASB, recently issued the following standards which were reviewed by us to determine the potential impact on our financial statements upon adoption.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, or FSP EITF 03-6-1. FSP EITF 03-6-1 applies to the calculation of earnings per share, or EPS described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share” for share-based payment awards with rights to dividends or dividend equivalents. It states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. All prior-period EPS data presented shall be adjusted retrospectively to conform to the provisions of this FSP. We will apply the requirements of FSP EITF 03-6-1 upon its adoption on January 1, 2009 and we do not believe the adoption of FSP EITF 03-6-1 will have a material impact on our financial position or results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Policies”, or SFAS 162, which reorganizes the sources of accounting principles into a GAAP hierarchy in order of authority. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing United States generally accepted accounting principles (“U.S. GAAP”) financial statements. The standard is effective 60 days after the SEC’s approval of the PCAOB’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS 162 will not have an impact on our financial position or results of operations.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of Useful Life of Intangible Assets”, or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”, or “SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No 141(R), “Business Combinations”, or SFAS No. 141(R). SP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset should be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements should be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We will apply the requirements of FSP FAS 142-3 upon its adoption on January 1, 2009 and we do not believe the adoption of FSP FAS 142-3 will have a material impact on our financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, or SFAS 161, an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, or SFAS 133. SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. SFAS 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements, how derivatives and related hedges are accounted for under SFAS 133, and how the hedges affect the entity’s financial position, financial performance, and cash flows. We are currently evaluating whether the adoption of SFAS 161 will have an impact on our financial position or results of operations.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, “Noncontrolling Interests in Consolidated Financial Statements”, or SFAS 160. This statement amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective for fiscal periods beginning on or after December 15, 2008. We do not expect the adoption of SFAS 160 to have a significant impact on our financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No 141(R), “Business Combinations”, or SFAS 141(R). SFAS 141(R) replaces SFAS No. 141, “Business Combinations”; however, it retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, be measured at their fair values as of that date, with specified limited exceptions. Changes subsequent to that date are to be recognized in earnings, not goodwill. Additionally, SFAS 141(R) requires costs incurred in connection with an acquisition be expensed as incurred. Restructuring costs, if any, are to be recognized separately from the acquisition. The acquirer in a business combination achieved in stages must also recognize the identifiable assets and liabilities, as well as the noncontrolling interests in the acquiree, at the full amounts of their fair values. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008. We will apply the requirements of SFAS 141(R) upon its adoption on January 1, 2009 and are currently evaluating whether SFAS 141(R) will have an impact on our financial position and results of operations.

In September 2007, the Emerging Issues Task Force, or EITF, reached consensus on EITF Issue No. 07-4, “Application of the two-class method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships”, or EITF No. 07-4, an update of EITF No. 03-6. EITF No. 07-4 requires the calculation of a Master Limited Partnership’s, or MLPs net earnings per limited partner unit for each period presented according to distributions declared and participation rights in undistributed earnings as if all of the earnings for that period had been distributed. In periods with undistributed earnings above specified levels, the calculation per the two-class method results in an increased allocation of such undistributed earnings to the general partner and a dilution of earnings to the limited partners. EITF No. 07-4 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the application of EITF 07-4 to have an effect on our earnings per unit calculation.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159. SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. By electing the fair value option in conjunction with a derivative, an entity can achieve an accounting result similar to a fair value hedge without having to comply with complex hedge accounting rules. The Statement was effective for us as of January 1, 2008. We adopted SFAS 159 at January 1, 2008, and have elected not to apply the fair value option to any of our financial instruments not already carried at fair value in accordance with other accounting standards, and therefore the adoption of FASB 159 did not impact our consolidated financial statements for the quarter ended June 30, 2008.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement,” or SFAS 157. SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, or FSP FAS 157-2. FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties; plant and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations. FSP FAS 157-2 also covers interim periods within the fiscal years for items within its scope. The delay is intended to allow the FASB and its constituents the time to consider the various implementation issues associated with SFAS 157. We adopted SFAS 157 as of January 1, 2008 with respect to our commodity and interest rate swap derivative instruments which are measured at fair value within our consolidated financial statements. See Note 9 to our consolidated financial statements for disclosures pertaining to the provisions of SFAS 157 with regard to our fair value measurements.

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

The following analysis presents the effect on our earnings, cash flows and financial position as if hypothetical changes in market risk factors occurred on June 30, 2008. Only the potential impacts of hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact our business.

Interest Rate Risk

At June 30, 2008, we had an outstanding balance of $360.0 million on our revolving credit facility with a current borrowing base at June 30, 2008 of $697.5 million. The interest rate in effect at June 30, 2008 is based on LIBOR plus an applicable margin of 1.25%. The margin ranges from between 1.0% and 1.75% based on borrowing base utilization. The weighted average interest rate for borrowings under this credit facility was 4.9% for the six months ended June 30, 2008 and 3.8% at June 30, 2008. At June 30, 2008, the carrying value and fair value of our total debt is $767.0 million and $774.5 million, respectively.

A hypothetical change in the fair value of our revolving and senior note debt arising from a 10% potential change in the quoted interest rate would be approximately $9.2 million.

Interest Rate Swap

We enter into hedging arrangements to reduce the impact of volatility of changes in the LIBOR interest rate on our interest payments for our debt. In January 2008, we entered into an interest rate swap contract for $150.0 million, swapping the floating rate incurred on a portion of our existing senior secured credit facility for a fixed rate of 3.11%. The interest rate swap contract will mature in January 2011. Combining the 3.11% interest rate on the swap and the 10.75% interest rate on our senior notes, we have fixed $550.0 million of our outstanding debt at a weighted average interest rate of approximately 8.7%. In addition, at June 30, 2008 the weighted average interest rate of borrowings for both our credit facility and our senior notes was 7.6%. With our current debt structure, a hypothetical 10% change in the weighted average interest rate would change our net income by $800,500.

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

Our risk management objective is to lock in a range of pricing for expected production volumes. Considering those volumes for which we have entered into financial hedge agreements for the twelve-month period ending June 30, 2009, and current indices, a theoretical 10% upward or downward change in the price of natural gas and crude oil would result in a change in net income of approximately $6.0 million.

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

At June 30, 2008, we had 630 open natural gas and 174 oil futures contracts related to sales covering 129.0 million MMBtus of natural gas and 379,000 Bbls of oil, maturing through June 30, 2013 at an average settlement price of $8.32 per MMBtu and $99.41 per Bbl, respectively.

We recognized gains (losses) on settled contracts covering natural gas production of $(4.8) million and $2.3 million for the three months ended June 30, 2008 and 2007, and $1.7 million and $4.7 million for the six months ended June 30, 2008 and 2007, respectively. We recognized losses of $32,500 on settled oil production for the three months and six months ended June 30, 2008. There were no gains (losses) on oil settlements for the three months and six months ended June 30, 2007. As the underlying prices and terms in our hedge contracts were consistent with the indices used to sell our natural gas and oil, there were no gains or losses recognized during the three months and six months ended June 30, 2008 and 2007 for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

On May 18, 2007, we signed a definitive agreement to acquire AGO (see Note 3). In connection with the financing of this transaction, we agreed as a condition precedent to closing that we would hedge 80% of our projected natural gas volumes for no less than three years from the closing date of the transaction. During May 2007, we entered into derivative instruments to hedge 80% of the projected production of the assets to be acquired as required under the financing agreement. The production volume of the assets to be acquired was not considered to be “probable forecasted production” under SFAS 133 at the date these derivatives were entered into because the acquisition of the assets had not yet been completed. Accordingly, we recognized the instruments as non-qualifying for hedge accounting at inception with subsequent changes in the derivative value recorded within revenues in our consolidated statements of income. We recognized non-cash income of $26.3 million related to the change in value of these derivatives from May 22, 2007 through June 28, 2007. Upon closing of the acquisition on June 29, 2007, the production volume of the assets acquired was considered “probable forecasted production” under SFAS 133 and we evaluated these derivatives under the cash flow hedge criteria in accordance with SFAS 133.

We have a $317.3 million net unrealized liability related to financial hedges in accumulated other comprehensive loss associated with commodity derivatives at June 30, 2008 compared to a net unrealized liability of $111.9 million at March 31, 2008. The recognition of these incremental hedge liabilities are the result of recent increases in reference prices for natural gas and oil occurring during the three months ended June 30, 2008. At July 31, 2008, commodity prices for natural gas and crude oil have declined. We estimate that our unrealized net liability has decreased by approximately $212.1 million, to an estimated unrealized net liability of $105.2 million at July 31, 2008, from $317.3 million at June 30,2008.

If the fair values of the instruments remain at current market values, we will reclassify $133.7 million of unrealized losses to our consolidated statements of income over the next twelve-month period as these contracts settle and $183.6 million of unrealized losses will be reclassified in later periods.

Of the $435.7 million net unrealized hedge liability at June 30, 2008, our portion is $311.2 million and $124.5 million of unrealized hedge losses have been reallocated to our investment partnerships.

As of June 30, 2008, we had the following natural gas and oil volumes hedged:

Natural Gas Fixed Price Swaps

Production
Period Ending		Average	Fair Value
December 31,	Volumes	Fixed Price	(Liability)
	(MMbtu)	(per MMbtu)	(in thousands) (1)
2008	19,780,000	$8.77	$(92,642)
2009	37,760,000	$8.54	(142,381)
2010	26,360,000	$8.11	(76,701)
2011	18,680,000	$7.90	(48,669)
2012	13,800,000	$8.20	(31,255)
2013	1,500,000	$8.73	(2,700)
			$(394,348)

Natural Gas Costless Collars

Production
Period Ending			Average	Fair Value
December 31,	Option Type	Volumes	Floor and Cap	(Liability)
		(MMbtu)	(per MMbtu)	(in thousands) (1)
2008	Puts purchased	780,000	$7.50	$—
2008	Calls sold	780,000	$9.40	(3,193)
2010	Puts purchased	2,880,000	$7.75	—
2010	Calls sold	2,880,000	$8.75	(7,336)
2011	Puts purchased	7,200,000	$7.50	—
2011	Calls sold	7,200,000	$8.45	(16,536)
2012	Puts purchased	720,000	$7.00	—
2012	Calls sold	720,000	$8.37	(1,685)
				$(28,750)

Crude Oil Fixed Price Swaps

Production
Period Ending		Average	Fair Value
December 31,	Volumes	Fixed Price	(Liability)
	(Bbl)	(per Bbl)	(in thousands) (2)
2008	43,400	$104.24	$(1,536)
2009	58,900	$99.92	(2,324)
2010	48,900	$97.31	(1,863)
2011	40,400	$96.43	(1,450)
2012	33,500	$95.99	(1,138)
2013	9,000	$95.95	(296)
			$(8,607)

Crude Oil Costless Collars

Production
Period Ending			Average	Fair Value
December 31,	Option Type	Volumes	Floor and Cap	(Liability)
		(Bbl)	(per Bbl)	(in thousands) (2)
2008	Puts purchased	22,500	$85.00	$—
2008	Calls sold	22,500	$127.00	(358)
2009	Puts purchased	36,500	$85.00	—
2009	Calls sold	36,500	$118.63	(1,058)
2010	Puts purchased	31,000	$85.00	—
2010	Calls sold	31,000	$112.92	(973)
2011	Puts purchased	27,000	$85.00	—
2011	Calls sold	27,000	$110.81	(825)
2012	Puts purchased	21,500	$85.00	—
2012	Calls sold	21,500	$110.06	(634)
2013	Puts purchased	6,000	$85.00	—
2013	Calls sold	6,000	$110.09	(173)
				$(4,021)
			Total net liability	$(435,726)

(1)	Fair value based on forward NYMEX natural gas prices, as applicable.
(2)	Fair value based on forward WTI crude oil prices, as applicable.

Fair Value of Financial Instruments

We adopted the provisions of SFAS 157 at January 1, 2008.  SFAS 157 establishes a fair value hierarchy which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157’s hierarchy defines three levels of inputs that may be used to measure fair value:

Level 1– Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

Level 3 – Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

We use the fair value methodology outlined in SFAS 157 to value the assets and liabilities for our outstanding derivative contracts. All of our derivative contracts are defined as Level 2. Our natural gas and crude oil derivative contracts are valued based on prices quoted on the NYMEX or WTI and adjusted by the respective counterparty using various assumptions including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments.  Our interest rate derivative contracts are valued using a LIBOR rate-based forward price curve model. In accordance with SFAS 157, the following table represents our fair value hierarchy for our financial instruments at June 30, 2008 (in thousands):

	Level 2	Total

Commodity-based derivatives.	$(435,726)	$(435,726)
Interest rate swap-based derivatives	1,818	1,818
	$(433,908)	$(433,908)

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

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting during our most recent quarter.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently involved in various disputes incidental to our normal business operations. In addition, we have been named as a party to a certain legal action brought by CNX Gas Company, LLC which is discussed in Note 10 of the notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference. Management is of the opinion that the final resolution of any currently pending or threatened litigation is not likely to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

The registrant’s current report on Form 8-K filed April 17, 2008 is incorporated by reference herein.

Due to the accounting treatment of our derivative contracts, increases in prices for natural gas and crude oil could result in non-cash balance sheet reductions.

With the objective of enhancing the predictability of future revenues, from time to time we enter into natural gas and crude oil derivative contracts. We elected to designate these derivative contracts as cash flow hedges under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Due to the mark-to-market accounting treatment for these contracts, we could recognize incremental hedge liabilities between reporting periods resulting from increases in reference prices for natural gas and crude oil, which could result in our recognizing a non-cash low in our accumulated other comprehensive income (loss) and a consequent non-cash decrease in our members’ equity between reporting periods. Any such decrease could be substantial.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The registrant’s current report on Form 8-K filed May 5, 2008 is incorporated by reference herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

The 2008 Annual Meeting of unit holders was held on June 13, 2008. The proposal voted on at the meeting was to elect seven directors listed below to serve until the next Annual Meeting of unit holders in 2009. The percentage listed below is based on the total of the units voted For and Against.

		Votes Against
Nominees	Votes For	or Withheld	Percentage
Edward E. Cohen	45,688,584	455,346	99.01%
Jonathan Z. Cohen	45,690,738	453,192	99.02%
Matthew A. Jones	45,690,457	453,473	99.02%
Richard D. Weber	45,736,232	407,698	99.12%
Walter C. Jones	46,034,412	109,518	99.76%
Ellen F. Warren	46,033,054	110,876	99.76%
Bruce M. Wolf	46,083,464	60,466	99.87%

ITEM 6. EXHIBITS

Exhibit No	Description
3.1	Amended and Restated Limited Liability Company Agreement of Atlas Energy Resources, LLC(1)
3.2	Amendment No. 1 to Amended and Restated Operating Agreement of Atlas Energy Resources, LLC(2)
3.3	Certificate of Formation of Atlas Energy Resources, LLC(3)
4.1	Form of common unit certificate (included as Exhibit A to the Amended and Restated Limited Liability Company Agreement of Atlas Energy Resources, LLC)(1)
10.1
Revolving Credit Agreement, dated as of June 29, 2007, among Atlas Energy Operating Company, LLC, its subsidiaries, J.P. Morgan Chase Bank, N.A., as Administrative Agent and the other lenders signatory thereto(2)

10.1 (a)	First Amendment to Credit Agreement, dated as of October 25, 2007(4)
10.2	Indenture dated January 23, 2008(5)
10.3	Registration Rights Agreement dated January 23, 2008(5)
10.4	Purchase Agreement dated January 17, 2008(6)
10.5	Purchase Agreement dated May 5, 2008(7)
10.6	Purchase Agreement dated May 6, 2008(6)
10.7	Registration Rights Agreement dated May 9, 2008(6)
10.8	Contribution, Conveyance and Assumption Agreement, dated as of December 18, 2006, among Atlas America, Inc., Atlas Energy Resources, LLC and Atlas Energy Operating Company, LLC)(1)
10.8	Omnibus Agreement, dated as of December 18, 2006, between Atlas America, Inc. and Atlas Energy Resources, LLC(1)
10.9	Management Agreement, dated as of December 18, 2006, among Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC and Atlas Energy Management, Inc(1)
10.10
Amendment and Joinder to Gas Gathering Agreements, dated as of December 18, 2006, among Atlas Pipeline Partners, L.P., Atlas Pipeline Operating Partnership, L.P., Atlas America, Inc., Resource Energy, LLC, Viking Resources, LLC, Atlas Noble, LLC, Atlas Resources, LLC, Atlas America, LLC, Atlas Energy Resources, LLC and Atlas Energy Operating Company, LLC(1)

10.11
Amendment and Joinder to Omnibus Agreement, dated as of December 18, 2006 among Atlas Pipeline, Atlas America, Resource Energy, LLC, Viking Resources, LLC, Atlas Energy Resources, LLC and Atlas Energy Operating Company, LLC(1)

12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Rule 13(a)-14(a)/15d-14(a) Certification
31.2	Rule 13(a)-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

(1)	Previously filed as an exhibit to our Form 8-K filed December 22, 2006.
(2)	Previously filed as an exhibit to our Form 8-K filed June 29, 2007.
(3)	Previously filed as an exhibit to our registration statement on Form S-1 (Reg. No. 333-136094).
(4)	Previously filed as an exhibit to our Form 8-K filed October 26, 2007.
(5)	Previously filed as an exhibit to our Form 8-K filed January 24, 2008.
(6)	Previously filed as an exhibit to our Form 8-K filed May 9, 2008.
(7)	Previously filed as an exhibit to our Form 8-K filed May 5, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS ENERGY RESOURCES, LLC
(Registrant)

Date: August 7, 2008	By:	/s/ Matthew A. Jones
Matthew A. Jones
Chief Financial Officer

Date: August 7, 2008	By:	/s/Nancy J. McGurk
Nancy J. McGurk
Senior Vice President and Chief Accounting Officer