Form 10-Q
period 2009-03-31
Atlas Energy Resources, LLC
filed 2009-05-08
CIK 1368802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐   No  ☐

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
Yes  ☐   No  ☒

The number of common units of the registrant outstanding on April 28, 2009 was 63,381,249.

ATLAS ENERGY RESOURCES, LLC AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ATLAS ENERGY RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)
	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$6,371	$5,655
Accounts receivable	65,893	69,411
Current portion of derivative receivable from Partnerships	94	3,022
Current portion of derivative asset	144,435	107,766
Prepaid expenses and other	12,323	14,714
Total current assets	229,116	200,568

Property, plant and equipment, net	1,998,384	1,963,891
Other assets, net	15,059	18,403
Long-term derivative asset	98,132	69,451
Intangible assets, net	3,541	3,838
Goodwill	35,166	35,166
	$2,379,398	$2,291,317

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$103,033	$74,262
Accrued liabilities – interest	8,565	19,878
Accrued liabilities – other	5,242	5,872
Liabilities associated with drilling contracts	30,276	96,883
Accrued well drilling and completion costs	61,335	43,946
Current portion of derivative payable to Partnerships	39,864	34,932
Current portion of derivative liability	3,838	12,829
Total current liabilities	252,153	288,602

Long-term debt	944,472	873,655
Other long-term liabilities	—	6,337
Long-term derivative payable to Partnerships	25,049	22,581
Advances from affiliates	1,760	1,712
Long-term derivative liability	2,250	10,771
Asset retirement obligations	49,262	48,136

Commitments and contingencies (Note 8)

Members’ equity:
Class B members’ interests	928,210	932,804
Class A member’s interest	4,361	6,257
Accumulated other comprehensive income	171,700	100,275
	1,104,271	1,039,336
Non-controlling interest	181	187
Total members’ equity	1,104,452	1,039,523
	$2,379,398	$2,291,317

See accompanying notes to consolidated financial statements.

ATLAS ENERGY RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
REVENUES
Well construction and completion	$112,368	$104,138
Gas and oil production	71,943	76,226
Administration and oversight	3,852	5,017
Well services	5,093	4,798
Gathering	4,724	4,410
Total revenues	197,980	194,589

COSTS AND EXPENSES
Well construction and completion	95,397	90,555
Gas and oil production	14,582	13,081
Well services	2,424	2,412
Gathering	177	96
Gathering fees - Atlas Pipeline	4,316	4,027
General and administrative	14,549	11,792
Depreciation, depletion and amortization	28,028	21,810
Total operating expenses	159,473	143,773

OPERATING INCOME	38,507	50,816

OTHER INCOME (EXPENSE)
Interest expense	(12,984)	(13,305)
Other - net	80	53
Total other expense, net	(12,904)	(13,252)
Net income	25,603	37,564

Income attributable to non-controlling interests	(15)	(21)
Net income attributable to members’ interests	$25,588	$37,543

Allocation of net income attributable to members’ interests:
Class A member’s units	$(7,444)	$1,954
Class B members’ units	33,032	35,589
Net income attributable to members’ interests	$25,588	$37,543

Net income attributable to Class B members per unit:
Basic	$0.52	$0.58
Diluted	$0.52	$0.58
Weighted average Class B members’ units outstanding:
Basic	63,381	60,711
Diluted	63,381	61,006

See accompanying notes to consolidated financial statements.

ATLAS ENERGY RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2009
(in thousands, except unit data)
(Unaudited)

					Accumulated
					Other		Total
	Class A Units		Class B Common Units		Comprehensive	Non-controlling	Members’
	Units	Amount	Units	Amount	Income	Interest	Equity
Balance, January 1, 2009	1,293,486	$6,257	63,380,749	$932,804	$100,275	$187	$1,039,523
Units issued	10	—	500	(48)	—	—	(48)
Distributions paid on unissued units under incentive plan	—	—	—	(443)	—	—	(443)
Distributions to members	—	(2,476)	—	(38,663)	—	—	(41,139)
Stock-based compensation	—	—	—	1,528	—	—	1,528
Reversal of management incentive distribution	—	8,024	—	—	—	—	8,024
Distributions to non-controlling interests	—	—	—	—	—	(21)	(21)
Net income	—	(7,444)	—	33,032	—	15	25,603
Other comprehensive income	—	—	—	—	71,425	—	71,425
Balance, March 31, 2009	1,293,496	$4,361	63,381,249	$928,210	$171,700	$181	$1,104,452

See accompanying notes to consolidated financial statements.

ATLAS ENERGY RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,603	$37,564
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred finance costs	665	770
Depreciation, depletion and amortization	28,028	21,810
Cash impact of derivatives previously recognized in net income	1,604	5,028
Non-cash compensation expense	1,528	1,320
Equity (income) loss of unconsolidated subsidiary	(69)	73
Distributions paid to noncontrolling interests	(21)	(57)
Gain on asset sales and dispositions	(7)	(12)
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	5,983	(6,742)
Accounts payable and accrued expenses	12,754	2,321
Liabilities associated with drilling contracts	(66,607)	(86,521)
Liabilities associated with well drilling and completion costs	17,389	6,568
Other operating assets and liabilities	—	(95)
Net cash provided by (used in) operating activities	26,850	(17,973)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(57,207)	(55,617)
Proceeds from sale of assets	114	34
Other	57	(16)
Net cash used in investing activities	(57,036)	(55,599)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	152,000	98,000
Repayments under credit facility	(81,000)	(259,008)
Net proceeds from issuance of debt	—	250,000
Distributions paid to members	(39,452)	(35,311)
Borrowings from affiliate, net of repayments	47	8,859
Other	(693)	(6,614)
Net cash provided by financing activities	30,902	55,926

Net change in cash and cash equivalents	716	(17,646)
Cash and cash equivalents, beginning of period	5,655	25,258
Cash and cash equivalents, end of period	$6,371	$7,612

See accompanying notes to consolidated financial statements.

ATLAS ENERGY RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Atlas Energy Resources, LLC (the “Company”) is a publicly-traded Delaware limited liability company (NYSE: ATN) and an independent developer and producer of natural gas and, to a lesser extent, oil in Northern Michigan's Antrim Shale, Indiana’s New Albany Shale and the Appalachian Basin. The Company is also a leading sponsor and manager of tax-advantaged direct investment partnerships, in which it coinvests to finance the exploitation and development of its acreage (the “Partnerships”).

At March 31, 2009, the Company had 63,381,249 Class B common units and 1,293,496 Class A units outstanding.  The Class A units are entitled to 2% of all quarterly cash distributions by the Company without any requirement for future capital contributions by the holder of such Class A units, even if the Company issues additional Class B common or other equity securities in the future.  The Company is managed by Atlas Energy Management, Inc. (the “Managing Member”), a wholly-owned subsidiary of Atlas America, Inc. and its affiliates ( “Atlas America”), a publicly-traded company (NASDAQ: ATLS).  At March 31, 2009, Atlas America owned 29,952,996 of the Company’s Class B common units and all of the Class A units outstanding, representing a 48.3% ownership interest in the Company.

The accompanying consolidated financial statements, which are unaudited except that the balance sheet at December 31, 2008 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim reporting.  They do not include all disclosures normally made in financial statements contained in Form 10-K.  In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods disclosed have been made.  These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The statements of income for the three month period ended March 31, 2009 may not necessarily be indicative of the statements of income for the full year ending December 31, 2009.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation, including $18.8 million of pre-development costs shown as a component of “Property, plant, and equipment, net” which was previously combined  with “Liabilities associated with drilling contracts” on the Company’s consolidated balance sheets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Combination and Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  Transactions between the Company and other Atlas America affiliates and operations have been identified in the consolidated financial statements as transactions between affiliates (see Note 5).

In accordance with established practice in the oil and gas industry, the Company includes in its consolidated financial statements its pro-rata share of assets, liabilities, income and lease operating and general and administrative costs and expenses of the investment partnerships in which it has an interest.  Such interests typically range from 15% to 35%. The Company’s consolidated financial statements do not include proportional consolidation of the depletion or impairment expenses of the Partnerships. Rather, the Company calculates these items specific to its own economics as further explained under the heading “Oil and Gas Properties” below.  All material intercompany transactions have been eliminated.

Use of Estimates

Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting period. The Company’s consolidated financial statements are based on a number of significant estimates, including revenue and expense accruals, depletion, depreciation and amortization, fair value of derivative instruments, the probability of forecasted transactions, and the allocation of purchase price to the fair value of assets acquired.  Actual results could differ from these estimates.

Net Income Per Class B Member Unit

Basic net income per unit for Class B common units is computed by dividing net income attributable to the Class B members, which is determined after the deduction of the Class A member’s interests and participating securities, by the weighted average number of Class B common units outstanding during the period.  The Class A management incentive interests in net income is calculated on a quarterly basis based upon its 2% ownership interest, represented by its 1,293,496 Class A units, and its member’s incentive interests (“MII’s” – see Note 12), with a priority allocation of net income to the Class A member’s MIIs in accordance with the Company’s limited liability company agreement, and the remaining net income or loss allocated with respect to the Class A’s and Class B’s ownership interests.

On April 27, 2009, the Company and Atlas America executed a definitive merger agreement (see Note 13).  Pending consummation of the merger, the Company has suspended distributions to the Class A and Class B members’ interests.  Due to the suspension of distributions and in accordance with the limited liability company agreement, the Company determined that previously accrued distributions to MII’s of $8.0 million are no longer payable to Atlas Energy Management, Inc.

The Company presents net income (loss) per unit under the Emerging Issue Task Force’s (“EITF”) Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“EITF No. 07-4”), an update of EITF No. 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128” (“EITF No. 03-6”).  EITF No. 07-4 considers whether the incentive distributions of a master limited partnership represent a participating security when considered in the calculation of earnings per unit under the two-class method.  EITF No. 07-4 also considers whether the Company’s limited liability company agreement contains any contractual limitations concerning distributions to the MIIs that would impact the amount of earnings to allocate to the MIIs for each reporting period.  If distributions are contractually limited to the MIIs’ share of currently designated available cash for distributions as defined under the limited liability company agreement, undistributed earnings in excess of available cash should not be allocated to the MIIs. Under the guidance of EITF 07-4, the Company believes that the limited liability agreement contractually limits cash distributions to available cash and, therefore, undistributed earnings will not be allocated to the MIIs.

On January 1, 2009, the Company adopted Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 applies to the calculation of earnings per share (“EPS”) described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share” for share-based payment awards with rights to dividends or dividend equivalents.   It states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  The Company’s phantom unit awards, which consists of Class B units issuable under the terms of its long-term incentive plan (see Note 11), contain nonforfeitable rights to distribution equivalents of the Company.  The participation rights result in a non-contingent transfer of value each time the Company declares a distribution or distribution equivalent during the award’s vesting period.  As such, FSP EITF 03-6-1 provides that the net income utilized in the calculation of net income per unit must be after the allocation of income to the phantom units on a pro-rata basis.  FSP EITF 03-6-1 requires an entity to retroactively adjust all prior period earnings per unit computations per its guidance.

The following table is a reconciliation of net income allocated to the Class A member units and Class B members’ units for purposes of calculating net income per Class B member unit (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income attributable to members’ interests	$25,588	$37,543

Income allocable to Class A member’s actual cash incentive distributions reserved(1)	(8,024)	1,203
Income allocable to Class A member’s 2% ownership interest	580	751
Net income attributable to Class A member’s ownership interest	(7,444)	1,954

Net income attributable to Class B members’ ownership interest	33,032	35,589

Less: Net income attributable to participating securities – phantom units(2)	(372)	(325)
Net income utilized in the calculation of net income attributable to Class B members per unit	$32,660	$35,264

(1)
The amount for the three months ended March 31, 2009 consists of an adjustment to reverse previously recognized estimated income allocable ($0.13 per Class B members’ unit) to MIIs as the amounts were determined by the Company during the three months ended March 31, 2009 to be no longer payable to the Managing Member (see Note 13).

(2)
In accordance with FSP EITF 03-6-1, net income attributable to Class B members’ ownership interest is allocated to the phantom units on a pro-rata basis (weighted average phantom units outstanding as a percentage of the sum of weighted average phantom units and Class B member units outstanding).

Diluted net income attributable to Class B members’ per unit is calculated by dividing net income (loss) attributable to Class B members, less income allocable to participating securities, by the sum of the weighted average number of Class B member units outstanding and the dilutive effect of unit option awards, as calculated by the treasury stock method. Unit options consist of Class B member units issuable upon payment of an exercise price by the participant under the terms of the Company’s long-term incentive plan (see Note 11).  The following table sets forth the reconciliation of the Company’s weighted average number of Class B member units used to compute basic net income (loss) attributable to Class B members per unit with those used to compute diluted net income (loss) attributable to Class B member per unit (in thousands):

	Three Months Ended March 31,
	2009	2008
Weighted average number of Class B member units – basic	63,381	60,711
Add: effect of dilutive unit incentive awards(1)	−	295
Weighted average number of Class B member units – diluted	63,381	61,006

(1)
For the three months ended March 31, 2009 and 2008, approximately 1.9 million unit options and 242,000 unit options, respectively, were excluded from the computation of diluted net income attributable to Class B members’ per unit because the inclusion of such unit options would have been anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under accounting principles generally accepted in the United States, have not been recognized in the calculation of net income.  These changes, other than net income, are referred to as “other comprehensive income” and for the Company includes changes in the fair value of unsettled derivative contracts accounted for as cash flow hedges.  A reconciliation of the Company’s comprehensive income for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended
	March 31,
	2009	2008
Net income	$25,603	$37,564
Other comprehensive income (loss):
Unrealized holding gain (loss) on hedging contracts	85,941	(100,194)
Less reclassification adjustment for gains realized in net income	(14,516)	(6,632)
Total other comprehensive income (loss)	71,425	(106,826)
Income attributable to non-controlling interests	(15)	(21)
Comprehensive income (loss) attributable to members’ interests	$97,013	$(69,283)

Components of accumulated other comprehensive income (loss) at the dates indicated are as follows (in thousands):

	March 31,	December 31,
	2009	2008
Unrealized gain on commodity derivatives	$177,413	$106,117
Unrealized loss on interest rate derivatives	(5,713)	(5,842)
	$171,700	$100,275

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation, depletion and amortization are based on cost less estimated salvage value primarily using the units-of-production or straight-line method over the assets estimated useful lives. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized.

The estimated service lives of property, plant and equipment excluding natural gas and oil properties are as follows:

Pipelines, processing and compression facilities	15-40 years
Rights-of-way – Appalachia	20-40 years
Buildings and improvements	10-40 years
Furniture and equipment	3-7 years
Other	3-10 years

Property, plant and equipment consist of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2009	2008
Natural gas and oil properties:
Proved properties:
Leasehold interests	$1,224,341	$1,214,991
Predevelopment costs	15,838	18,772
Wells and related equipment	918,973	872,128
	2,159,152	2,105,891
Unproved properties	44,291	43,749
Support equipment	9,177	9,527
	2,212,620	2,159,167
Pipelines, processing and compression facilities	30,095	22,541
Rights-of-way	194	149
Land, buildings and improvements	6,513	6,484
Other	6,755	7,827
	2,256,177	2,196,168
Accumulated depreciation, depletion and amortization:	(257,793)	(232,277)
	$1,998,384	$1,963,891

Sale of Natural Gas Gathering Assets

On March 31, 2009, the Company entered into an agreement to sell two natural gas processing plants and associated pipelines located in southwestern Pennsylvania for cash of $12.0 million to Laurel Mountain Midstream, LLC (“Laurel Mountain”), a newly-formed joint venture between the Company’s affiliate, Atlas Pipeline, and The Williams Companies, Inc. (NYSE:  WMB) (“Williams”).  This agreement was entered into in connection with Atlas Pipeline’s March 31, 2009 agreement with Williams that it will form Laurel Mountain and, upon contributing its Appalachia Basin natural gas gathering system to Laurel Mountain, will receive $90.0 million in cash, a preferred equity right to proceeds under a $25.5 million obligation by Laurel Mountain and a 49% equity interest in Laurel Mountain.  Atlas Pipeline is a subsidiary of the Company’s indirect parent company, Atlas America.  The joint venture will own and operate all of Atlas Pipeline’s northern Appalachian assets, excluding its northern Tennessee operations, of which the Company will be the largest customer.  The Company and Atlas Pipeline’s transactions with Williams are expected to close in the second quarter of 2009 and are subject to customary closing conditions.  The Company will use the net proceeds from the transaction to reduce borrowings under its credit facility.

Oil and Gas Properties

The Company follows the successful efforts method of accounting for oil and gas producing activities. Acquisition costs of leases and development activities are capitalized.  Exploratory drilling costs are capitalized pending determination of whether a well is successful. Exploratory wells subsequently determined to be dry holes are charged to expense. Costs resulting in exploratory discoveries and all development costs, whether successful or not, are capitalized. Geological and geophysical costs and delay rentals are expensed. Oil is converted to gas equivalent basis (“Mcfe”) at the rate one barrel equals 6 thousand cubic feet (“Mcf”).  Depletion is provided on the units-of-production method.

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

Impairment of Oil and Gas Properties and Long-Lived Assets

The Company’s oil and gas properties and long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Long-lived assets are reviewed for potential impairments at the lowest levels for which there are identifiable cash flows that are largely independent of other groups of assets.

The review of the Company’s oil and gas properties is done on a field-by-field basis by determining if the historical cost of proved properties less the applicable accumulated depletion, depreciation and amortization and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Company’s plans to continue to produce and develop proved reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Company estimates prices based upon current contracts in place, adjusted for basis differentials and market related information including published futures prices. The estimated future level of production is based on assumptions surrounding future levels of prices and costs, field decline rates, market demand and supply, and the economic and regulatory climates. If the carrying value exceeds such cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows), and the carrying value of the assets.

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

The Company’s lower operating and administrative costs result from the limited partners paying to the Company their proportionate share of these expenses plus a profit margin. These assumptions are used in the calculation of the Company’s reserve analysis and could result in the Company’s calculation of depletion and impairment being different than its proportionate share of the limited partnership calculations for these items. In addition, reserve estimates for wells with limited or no production history are less reliable than those based on actual production.   Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information which could cause the assumptions to be modified.  The Company cannot predict what reserve revisions may be required in future periods.

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

Unproved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded if conditions indicate the Company will not explore the acreage prior to expiration of the applicable leases or if it is determined that the carrying value of the properties is above their fair value.  There were no impairments of oil and gas properties or unproved properties recorded by the Company for the three months ended March 31, 2009 and 2008.

Goodwill

The Company has recorded goodwill of $35.2 million in connection with several acquisitions of assets.  Goodwill and intangibles with infinite lives must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the related asset might be impaired. Under the principles of SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”), an impairment loss should be recognized if the carrying value of an entity’s reporting units exceeds its estimated fair value.  Because quoted market prices for the Company’s reporting units are not available, the Company must apply judgment in determining the estimated fair value of these reporting units.  The Company uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets.  A key component of these fair value determinations is a reconciliation of the sum of the fair value calculations to the Company's market capitalization.  The principles of SFAS No. 142 and its interpretations acknowledge that the observed market prices of individual trades of an entity’s equity securities (and thus its computed market capitalization) may not be representative of the fair value of the entity as a whole.  Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity.  Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity’s individual equity securities.  In most industries, including the Company’s, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest.  Therefore, once the above fair value calculations have been determined, the Company also considers a control premium to the calculations.  This control premium is judgmental and is based on, among other items, observed acquisitions in the Company's industry.  The resultant fair values calculated for the reporting units are then compared to observable metrics on large mergers and acquisitions in the Company’s industry to determine whether those valuations appear reasonable in the Company’s judgment.  The Company’s evaluation of goodwill at December 31, 2008, indicated there was no impairment loss and no impairment indicators arose during the three months ended March 31, 2009.  The Company will continue to evaluate its goodwill at least annually or when impairment indicators arise, and will reflect the impairment of goodwill, if any, in its consolidated financial statements in that period.

Fair Value of Financial Instruments

As of January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) to its financial assets and liabilities.  SFAS No. 157 establishes a single authoritative definition of fair value based upon the assumptions market participants would use when pricing an asset or liability and creates a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, additional disclosures are required, including disclosures of fair value measurements by level within the fair value hierarchy (see Note 7).

Capitalized Interest

The Company capitalizes interest on borrowed funds related to its share of costs associated with the drilling and completion of new oil and gas wells and other capital projects.  Interest is capitalized only during the periods in which these assets are brought to their intended use. The weighted average interest rate used to capitalize interest was 6.6% and 5.4% for the three months ended March 31, 2009 and 2008, respectively, which resulted in interest capitalized of $2.0 million and $646,000, respectively.

Revenue Recognition

Partnership management.  The Company conducts certain energy activities through, and a portion of its revenues are attributable to, sponsored investment partnerships. The Company contracts with the investment partnerships to drill partnership wells. The contracts require that the investment partnerships pay the Company the full contract price upon execution. The income from a drilling contract is recognized as the services are performed using the percentage of completion method. The contracts are typically completed in less than 60 days. On an uncompleted contract, the Company classifies the difference between the contract payments it has received and the revenue earned as a current liability titled “Liabilities Associated with Drilling Contracts” on its consolidated balance sheets. The Company recognizes gathering revenues at the time the natural gas is delivered, and recognizes well services revenues at the time the services are performed. The Company is also entitled to receive administration and oversight fees according to the respective partnership agreements. The Company recognizes such fees as income when services are performed.

Gas and oil production.  The Company generally sells natural gas and crude oil at prevailing market prices.  Revenue is recognized when produced quantities are delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale are reasonably assured and the sales price is fixed or determinable.  Revenues from the production of natural gas and crude oil in which the Company has an interest with other producers are recognized on the basis of the Company’s percentage ownership of working interest or overriding royalty. Generally, the Company’s sales contracts are based on pricing provisions that are tied to a market index, with certain adjustments based on proximity to gathering and transmission lines and the quality of its natural gas.

Because there are timing differences between the delivery of natural gas and oil and the Company’s receipt of a delivery statement, the Company has unbilled revenues. These revenues are accrued based upon volumetric data from the Company’s records and the Company’s estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Company had unbilled trade receivables at March 31, 2009 and December 31, 2008 of $31.1 million and $43.7 million, respectively, which are included in accounts receivable on its consolidated balance sheets.

Recently Issued Financial Accounting Standards

The Financial Accounting Standards Board, (“FASB”) recently issued the following standards which were reviewed by the Company to determine the potential impact on its consolidated financial statements upon adoption.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 applies to the calculation of earnings per share (“EPS”) described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share” for share-based payment awards with rights to dividends or dividend equivalents.   It states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption was prohibited.  The Company adopted the requirements of FSP EITF 03-6-1 on January 1, 2009 and its adoption did not have a material impact on the Company’s financial position and results of operations (see “Net Income Per Class B Member Unit”).  Prior period net income per Class B common unit data presented has been adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”).  The Company adopted the requirements of FSP FAS 142-3 on January 1, 2009, and its adoption did not have any impact on its financial position and results of operations.

In March 2008, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“EITF No. 07-4”), an update of EITF No. 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128".  EITF No. 07-4 requires the calculation of a Master Limited Partnership’s (“MLPs”) net earnings per limited partner unit for each period presented according to distributions declared and participation rights in undistributed earnings as if all of the earnings for that period had been distributed.  EITF No. 07-4 also considers whether the MLP’s limited liability agreement contains any contractual limitations concerning distributions. The Company adopted the requirements of EITF No. 07-4 on January 1, 2009, and applied its provisions to its Class B common unitholders and its adoption did not have a material impact on its financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged but not required. SFAS No. 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS No. 133, and how the hedges affect the entity’s financial position, financial performance, and cash flows. The Company adopted the requirements of SFAS No. 161 on January 1, 2009 and its adoption resulted in additional disclosures related to its commodity and interest rate derivatives (see Note 6).

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements” (“ARB No. 51”) to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also requires consolidated net income to be reported, and disclosed on the face of the consolidated statement of operations, at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  Additionally, SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and that the parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  The Company adopted the requirements of SFAS No. 160 on January 1, 2009 and it did not have a material impact on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R).  SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations”; however, it retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141(R) requires an acquirer to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, be measured at their fair values as of that date, with specified limited exceptions.  Changes subsequent to that date are to be recognized in earnings, not goodwill.  Additionally, SFAS No. 141 (R) requires costs incurred in connection with an acquisition be expensed as incurred.  Restructuring costs, if any, are to be recognized separately from the acquisition. The acquirer in a business combination achieved in stages must also recognize the identifiable assets and liabilities, as well as the noncontrolling interests in the acquiree, at the full amounts of their fair values. The Company adopted the requirements of SFAS No. 141(R) on January 1, 2009 and it did not have a material impact on its financial position and results of operations.

NOTE 3 – OTHER ASSETS AND INTANGIBLE ASSETS

Other Assets

The following is a summary of other assets (in thousands):

	March 31,	December 31,
	2009	2008
Deferred finance costs, net of accumulated amortization of $6,196 and $5,531 at March 31, 2009 and December 31, 2008, respectively	$14,373	$15,018
Long-term derivative receivable from Partnerships	8	2,719
Other	678	666
	$15,059	$18,403

Deferred finance costs related to the Company’s credit facility and senior unsecured notes (see Note 9) are recorded at cost and amortized over their respective lives (5 to 10 years).  Long-term derivative receivable from Partnerships represents the portion of the long-term unrealized derivative asset on contracts that have been allocated to them based on their share of total estimated future production volumes.

Intangible Assets

Included in intangible assets are partnership management, non-compete agreements and operating contracts acquired through previous acquisitions which were recorded at fair value on their acquisition dates.  The Company amortizes these contracts on the declining balance and straight-line methods, over their respective estimated lives, ranging from two to thirteen years. Amortization expense for these contracts for the three months ended March 31, 2009 and 2008 was $297,000 and $306,000, respectively.  The aggregate estimated annual amortization expense of partnership management and operating contracts and the non-compete agreement for the current year and the next five years ending December 31 is as follows: 2009—$668,000; 2010—$710,000; 2011—$664,000; 2012─$180,000; 201 3—$158,000 and 2014—$140,000.

The following table provides information about intangible assets at the dates indicated (in thousands):

	March 31,	December 31,
	2009	2008
Management and operating contracts	$14,343	$14,343
Non-compete agreement	890	890
Total costs	15,233	15,233
Accumulated amortization	(11,692)	(11,395)
	$3,541	$3,838

NOTE 4—ASSET RETIREMENT OBLIGATIONS

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

A reconciliation of the Company’s liability for well plugging and abandonment costs for the periods indicated is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Asset retirement obligations, beginning of period	$48,136	$42,358
Liabilities incurred	430	782
Liabilities settled	(62)	(2)
Accretion expense	758	663
Asset retirement obligations, end of period	$49,262	$43,801

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

The Company participates in Atlas America’s cash management program. Any transaction performed by Atlas America on behalf of the Company is not due on demand and has been recorded as a long-term liability in advances from affiliates on the Company’s consolidated balance sheets.

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

Relationship with Atlas Pipeline Partners, LP.  The Company has a master gas gathering agreement with Atlas Pipeline Partners, LP (“Atlas Pipeline”) and Atlas America which governs the transportation of substantially all of the natural gas the Company produces from the wells it operates. This agreement generally provides for the Company to pay Atlas Pipeline through Atlas America, which is obligated to pay the gathering fees to Atlas Pipeline, 16% of the sales price received for natural gas produced from wells located on Atlas Pipeline’s gathering systems. These fees are shown as Gathering fee—Atlas Pipeline on the Company’s consolidated statements of income.

The Company charges rates to wells connected to these gathering systems, substantially all of which are owned by the Partnerships, generally ranging from $0.35 per Mcf to 13% of the sales price received for the natural gas transported. The Company is contractually committed to remit these amounts to Atlas America.  Therefore, the gathering revenues and costs within the partnership management segment net to $0.

Upon completion of the Williams’ transaction (See Note 2, “Sale of Natural Gas Gathering Asets”) the Company will enter into new gas gathering agreements which will supersede the existing master natural gas gathering agreement between the Company and Atlas Pipeline and the omnibus agreement between Atlas Pipeline and Atlas America, Inc.  Under the proposed gas gathering agreement, the Company will be obligated to pay Laurel Mountain all of the gathering fees it collects from the Partnerships plus any excess amount over the amount of the competitive gathering fee (which is currently defined as 13% of the gross sales price received for the Partnerships’ gas).  The proposed gathering agreement contains additional provisions which define certain obligations and options of each party to build and connect newly drilled wells to any Laurel Mountain gathering system.

NOTE 6—DERIVATIVE AND FINANCIAL INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations.  These risks are managed by using derivative instruments related to commodity price risk and interest rate risk.  Forward contracts on natural gas and oil are entered into to manage the price risk associated with forecasted sales of natural gas and crude oil.  Interest rate swaps are entered into to manage interest rate risk associated with the Company’s variable rate borrowings.  In accordance with SFAS No. 133, the Company designates these derivatives as cash flow hedges and the derivative instruments have been recorded as either assets or liabilities at fair value in the consolidated balance sheet.  The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified to earnings in the same period during which the hedged transaction affects earnings.  The following table summarizes the fair value of derivative instruments as of March 31, 2009 and December 31, 2008, as well as the gain or loss recognized for the three months ended March 31, 2009 and 2008.  There were no gains or losses recognized in income for ineffective derivative instruments for the three months ended March 31, 2009 and 2008.

Fair Value of Derivative Instruments:

	Asset Derivatives			Liability Derivatives
Derivatives in		Fair Value			Fair Value
SFAS 133 Cash Flow	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
Hedging Relationships	Location	2009	2008	Location	2009	2008
		(in thousands)			(in thousands)

Commodity contracts:	Current assets	$144,435	$107,766	Current liabilities	$(344)	$(9,348)
	Long-term assets	98,132	69,451	Long-term liabilities	(31)	(8,410)
		242,567	177,217		(375)	(17,758)

Interest rate contracts:	Current assets	—	—	Current liabilities	(3,494)	(3,481)
	Long-term assets	—	—	Long-term liabilities	(2,219)	(2,361)
		—	—		(5,713)	(5,842)

Total derivatives under SFAS No. 133		$242,567	$177,217		$(6,088)	$(23,600)

Effects of Derivative Instruments on Consolidated Statements of Income:

	Gain/(Loss)			Gain/(Loss)
	Recognized in OCI on Derivative			Reclassified from OCI into Income
	(Effective Portion)		Location of Gain/(Loss)	(Effective Portion)
Derivatives in	Three Months Ended		Reclassified from Accumulated	Three Months Ended
SFAS 133 Cash Flow	March 31,	March 31,	OCI into Income	March 31,	March 31,
Hedging Relationships	2009	2008	(Effective Portion)	2009	2008
	(in thousands)			(in thousands)

Commodity contracts	$86,814	$(98,158)	Gas and oil production	$15,518	$6,541
Interest rate contracts	(873)	(2,036)	Interest expense	(1,002)	91

	$85,941	$(100,194)		$14,516	$6,632

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

The Company has a $177.4 million net unrealized gain related to financial derivatives on its gas and oil production shown as a component of accumulated other comprehensive income at March 31, 2009, compared to a net unrealized gain of $106.1 million at December 31, 2008. If the fair values of the instruments remain at current market values, the Company will reclassify $103.1 million of unrealized gains to its consolidated statements of income over the next twelve-month period as these contracts settle and $74.3 million of unrealized gains will be reclassified in later periods.

As of March 31, 2009, the Company had the following natural gas and oil volumes hedged:

Natural Gas Fixed Price Swaps

Production
Period Ending		Average	Fair Value
December 31,	Volumes	Fixed Price	Asset (1)
	(MMBtu)	(per MMBtu)	(in thousands)
2009	31,020,000	$8.24	$122,338
2010	26,360,000	$8.11	56,679
2011	18,680,000	$7.84	21,031
2012	13,800,000	$8.06	14,349
2013	1,500,000	$8.73	2,225
			$216,622

Natural Gas Costless Collars

Production
Period Ending			Average	Fair Value
December 31,	Option Type	Volumes	Floor and Cap	Asset (1)
		(MMBtu)	(per MMBtu)	(in thousands)
2009	Puts purchased	180,000	$11.00	$1,201
2009	Calls sold	180,000	$15.35	—
2010	Puts purchased	3,360,000	$7.84	7,034
2010	Calls sold	3,360,000	$9.01	—
2011	Puts purchased	7,500,000	$7.48	7,750
2011	Calls sold	7,500,000	$8.44	—
2012	Puts purchased	1,020,000	$7.00	407
2012	Calls sold	1,020,000	$8.32	—
2013	Puts purchased	300,000	$7.00	69
2013	Calls sold	300,000	$8.25	—
				$16,461

Crude Oil Fixed Price Swaps

Production
Period Ending		Average	Fair Value
December 31,	Volumes	Fixed Price	Asset (2)
	(Bbl)	(per Bbl)	(in thousands)
2009	47,300	$99.73	$2,206
2010	48,900	$97.40	1,725
2011	42,600	$96.44	1,226
2012	33,500	$96.00	833
2013	10,000	$96.06	232
			$6,222

Crude Oil Costless Collars

Production
Period Ending			Average	Fair Value
December 31,	Option Type	Volumes	Floor and Cap	Asset (2)
		(Bbl)	(per Bbl)	(in thousands)
2009	Puts purchased	29,000	$85.00	$944
2009	Calls sold	29,000	$117.48	—
2010	Puts purchased	31,000	$85.00	817
2010	Calls sold	31,000	$112.92	—
2011	Puts purchased	27,000	$85.00	603
2011	Calls sold	27,000	$110.81	—
2012	Puts purchased	21,500	$85.00	416
2012	Calls sold	21,500	$110.06	—
2013	Puts purchased	6,000	$85.00	107
2013	Calls sold	6,000	$110.09	—
				$2,887
			Total Net Asset	$242,192

(1)  Fair value based on forward NYMEX natural gas prices, as applicable.
(2)  Fair value based on forward WTI crude oil prices, as applicable.

The Company’s commodity price risk management includes estimated future natural gas and crude oil production of the Partnerships.  Therefore, a portion of any unrealized derivative gain or loss is allocable to the limited partners of the Partnerships based on their share of estimated future gas and oil production related to the hedges not yet settled.  At March 31, 2009 and December 31, 2008, net unrealized derivative liabilities of $64.9 million and $51.8 million are payable to the limited partners in the Partnerships and are included in the consolidated balance sheets as follows (in thousands):

	March 31,	December 31,
	2009	2008
Current portion of derivative receivable from Partnerships	$94	$3,022
Other assets – long-term	8	2,719
Current portion of derivative payable to Partnerships	(39,864)	(34,932)
Long-term derivative payable to Partnerships	(25,049)	(22,581)
	$(64,811)	$(51,772)

Interest Rate Risk Hedging Program

At March 31, 2009, the Company had debt outstanding of $538.0 million under its revolving credit facility. In January 2008, the Company entered into derivative contracts in the form of interest rate swaps to reduce the impact of volatility of changes in the London interbank offered rate (“LIBOR”).  The Company has LIBOR interest rate swaps at a three-year fixed swap rate of 3.11% on $150.0 million of outstanding debt through January 2011. The swaps have been designated as cash flow hedges to minimize the risk associated with changes in the designated benchmark interest rate (in this case, LIBOR) related to forecasted payments associated with interest on the credit facility. The Company has accounted for the interest rate swaps under the “long-haul” method to measure ineffectiveness under SFAS No. 133. Using the change in variable cash flow method, no hedge ineffectiveness was identified.  At March 31, 2009, the Company’s interest rate derivatives are as follows:

Interest Fixed Rate Swap

			Contract
	Notional		Period Ended	Fair Value
Term	Amount	Option Type	December 31,	(Liability)
				(in thousands)
January 2008 – January 2011	$150,000,000	Pay 3.11% - Receive LIBOR	2009	$(2,649)
			2010	(2,877)
			2011	(187)
			Total Net Liability	$(5,713)

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  It prioritizes the inputs to valuation techniques used to measure fair value into three levels.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company has certain assets and liabilities that are reported at fair value on a recurring basis in its consolidated balance sheets.  The following methods and assumptions were used to estimate fair values.

Derivative Instruments. All of the Company’s derivative contracts are defined as Level 2. The Company’s natural gas and crude oil derivative contracts are valued based on prices quoted on the NYMEX or WTI and adjusted by the respective counterparty using various assumptions including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments. The Company’s interest rate derivative contracts are valued using a LIBOR rate-based forward price curve model.  Information for assets and liabilities measured at fair value on a recurring basis at March 31, 2009 and December 31, 2008 is as follows (in thousands):

	As of March 31, 2009		As of December 31, 2008
	Level 2	Total	Level 2	Total

Commodity-based derivatives	$242,192	$242,192	$159,459	$159,459
Interest rate swap-based derivatives	(5,713)	(5,713)	(5,842)	(5,842)
Total	$236,479	$236,479	$153,617	$153,617

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company has certain assets and liabilities that are reported at fair value on a nonrecurring basis in its consolidated balance sheets. The following methods and assumptions were used to estimate fair values.

Asset Retirement Obligations. The Company estimates the fair value of asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as:  amounts and timing of settlements; the credit-adjusted risk-free rate of the Company; and estimated inflation rates.  See Note 4 – “Asset Retirement Obligations” for a summary of activity for the three months ended March 31, 2009 and 2008.

Oil and Gas Property Impairments. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its proved oil and gas properties for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such properties. See Note 2 for a summary of the Company’s accounting policy related to the methodology and determination of impairment of its oil and gas properties.  The Company’s evaluation indicated there was no impairment of its oil and gas properties for the three months ended March 31, 2009 and 2008.

Information for assets that are measured at fair value on a nonrecurring basis for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2008
	Level 3	Total	Level 3	Total

Asset retirement obligations incurred in current period	$430	$430	$782	$782
Total	$430	$430	$782	$782

NOTE 8—COMMITMENTS AND CONTINGENCIES

General Commitments

The Company is the managing general partner of the Partnerships, and has agreed to indemnify each investor partner from any liability that exceeds such partner’s share of Partnership assets. Subject to certain conditions, investor partners in certain Partnerships have the right to present their interests for purchase by the Company, as managing general partner. The Company is not obligated to purchase more than 5% to 10% of the units in any calendar year. Based on past experience, the Company believes that any liability incurred would not be material.  The Company may be required to subordinate a part of its net partnership revenues from the Partnerships to the receipt by investor partners of cash distributions from the investment partnerships equal to at least 10% of their subscriptions determined on a cumulative basis, in accordance with the terms of the partnership agreements.  For the three months ended March 31, 2009, $172,400 of the Company’s net revenues was subordinated, which reduced its cash distribution received in April 2009.  No subordination was required for the three months ended March 31, 2008.

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

On April 30, 2009, a complaint was filed in the State of Delaware against the Company in connection with its announcement to merge with Atlas America (see Note 13).

The Company is also a party to various routine legal proceedings arising in the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 9—LONG-TERM DEBT

Total debt consists of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2009	2008
Revolving credit facility	$538,000	$467,000
10.75% senior unsecured notes – due 2018	400,000	400,000
Unamortized notes premium	6,472	6,655
	944,472	873,655
Less current maturities	—	—
	$944,472	$873,655

Revolving Credit Facility.  At March 31, 2009, the Company had a credit facility with a syndicate of banks with a borrowing base of $697.5 million that matures in June 2012 (see Note 13).  The borrowing base will be redetermined semiannually on April 1 and October 1 subject to changes in the Company’s oil and gas reserves.  Up to $50.0 million of the facility may be in the form of standby letters of credit, of which $1.2 million was outstanding at March 31, 2009, which are not reflected as borrowings on the Company’s consolidated balance sheets.   The credit facility is secured by substantially all of the Company’s assets and is guaranteed by each of the Company’s subsidiaries and bears interest at either the base rate plus the applicable margin or at adjusted LIBOR plus the applicable margin, elected at the Company’s option.  At March 31, 2009 and December 31, 2008, the weighted average interest rate on the credit facility’s outstanding borrowings was 2.5% and 2.8%, respectively.  The base rate for any day equals the higher of the federal funds rate plus 0.50%, the J.P. Morgan prime rate or the Adjusted LIBOR for a month interest period plus 1.0%.  Adjusted LIBOR is LIBOR divided by 1.00 minus the percentage prescribed by the Federal Reserve Board for determining the reserve requirement for Eurocurrency liabilities.

The events which constitute an event of default for the Company’s credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreement, adverse judgments against the Company in excess of a specified amount, and a change of control.  In addition, the agreement limits sales, leases or transfers of assets and the incurrence of additional indebtedness.  The agreement limits the distributions payable by the Company if an event of default has occurred and is continuing or would occur as a result of such distribution.  The Company was in compliance with these covenants as of March 31, 2009.  The credit facility also requires the Company to maintain ratios of current assets (as defined in the credit facility) to current liabilities (as defined in the credit facility) of not less than 1.0 to 1.0 and a ratio of total debt (as defined in the credit facility) to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”, as defined in the credit facility) of 3.75 to 1.0 commencing January 1, 2009, and decreasing to 3.5 to 1.0 commencing January 1, 2010 and thereafter.  According to the definitions contained in the Company’s credit facility, the Company’s ratio of current assets to current liabilities was 1.2 to 1.0 and its ratio of total debt to EBITDA was 3.2 to 1.0 at March 31, 2009.

Senior Unsecured Notes.  In January 2008, the Company completed a private placement of $250.0 million of its 10.75% senior unsecured notes (“Senior Notes”) due 2018 to institutional buyers pursuant to rule 144A under the Securities Act of 1933. In May 2008, the Company issued an additional $150.0 million of Senior Notes at 104.75% to par to yield 9.85% to the par call on February 1, 2016.  The Company considers these issuances as a single class of debt securities which were registered for resale on September 19, 2008.  The Company received proceeds of approximately $398.0 million from these offerings, including a $7.1 million premium and net of $9.2 million in underwriting fees.  In addition, the Company received approximately $4.7 million related to accrued interest.  The Company used the net proceeds to reduce the balance outstanding on its revolving credit facility.  Interest on the Senior Notes is payable semi-annually in arrears on February 1 and August 1 of each year.  The Senior Notes are redeemable at any time at specified redemption prices, together with accrued and unpaid interest to the date of redemption.  In addition, before February 1, 2011, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the proceeds of equity offerings at a stated redemption price.  The Senior Notes are also subject to repurchase by the Company at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if the Company does not reinvest the net proceeds within 360 days.  The Senior Notes are junior in right of payment to the Company’s secured debt, including its obligations under its credit facility.  The indenture governing the Senior Notes contains covenants, including limitations of the Company’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets.  The Company is in compliance with the covenants as of March 31, 2009.

Annual principal debt payments over the next five years ending December 31 are as follows (in thousands):

2010	$—
2011	—
2012	—
2013	538,000
2014 and thereafter	406,472
$944,472

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

	Three Months Ended
	March 31,
	2009	2008
Operating segment data (in thousands):
Gas and oil production
Appalachia:
Revenues	$29,594	$28,908
Costs and expenses	7,414	5,019
Segment profit	$22,180	$23,889

Michigan/Indiana:
Revenues	$42,349	$47,318
Costs and expenses	7,168	8,062
Segment profit	$35,181	$39,256

Partnership management:
Revenues	$125,169	$117,416
Costs and expenses	102,137	96,989
Segment profit	$23,032	$20,427

	Three Months Ended
	March 31,
	2009	2008
Reconciliation of segment profit to net income:
Segment profit
Gas and oil production-Appalachia	$22,180	$23,889
Gas and oil production-Michigan/Indiana	35,181	39,256
Partnership management	23,032	20,427
Total segment profit	80,393	83,572
General and administrative expense	(14,549)	(11,792)
Depreciation, depletion and amortization	(28,028)	(21,810)
Interest expense	(12,984)	(13,305)
Other – net (1)	771	899
Net income	$25,603	$37,564

(1)
Includes revenues of $868,000 and $852,000 and expenses of $177,000 and $96,000 for the three months ended March 31, 2009 and 2008, respectively, for well services and transportation generated from the Company’s Michigan/Indiana operations.  These amounts do not meet the quantitative threshold for reporting segment information.

	Three Months Ended
	March 31,
	2009	2008
Reconciliation of segment revenues to total revenues:
Revenues:
Gas and oil production – Appalachia	$29,594	$28,908
Gas and oil production – Michigan/Indiana	42,349	47,318
Partnership Management	125,169	117,511
Other	868	852
	$197,980	$194,589

	Three Months Ended
	March 31,
	2009	2008
Capital expenditures:
Gas and oil production
Appalachia	$42,702	$39,211
Michigan/Indiana	6,916	15,263
Partnership management	7,427	810
Corporate	162	333
	$57,207	$55,617

	March 31,	December 31,
	2009	2008
Balance sheets:
Goodwill
Gas and oil production - Appalachia	$21,527	$21,527
Partnership management	13,639	13,639
	$35,166	$35,166

	March 31,	December 31,
	2009	2008
Total assets:
Gas and oil production:
Appalachia	$817,557	$794,521
Michigan/Indiana	1,476,707	1,416,042
Partnership management	57,404	53,031
Corporate	27,730	27,723
	$2,379,398	$2,291,317

NOTE 11 - BENEFIT PLANS

The Company has a Long-Term Incentive Plan (“LTIP”), which provides performance incentive awards to officers, employees and board members and employees of its affiliates, consultants and joint-venture partners.  The LTIP is administered by the Company’s compensation committee, which may grant awards of restricted stock units, phantom units or unit options.  Awards for a total of 3,742,000 common units may be granted under the LTIP.  Awards granted in 2008 and 2007 vest 25% after three years and 100% upon the four-year anniversary of grant, except for awards of 1,500 units to board members which vest 25% per year over four years. Awards granted in 2006 vest 25% per year over four years. Upon termination of service by a grantee, all unvested awards are forfeited. A restricted stock or phantom unit entitles a grantee to receive a common unit of the Company upon vesting of the unit or, at the discretion of the Company’s compensation committee, cash equivalent to the then fair market value of a common unit of the Company.  In tandem with phantom unit grants, the Company’s compensation committee may grant a distribution equivalent right (“DER”), which is the right to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions the Company makes on a common unit during the period such phantom unit is outstanding.

Restricted Stock and Phantom Units.  Under the LTIP, 17,000 and 12,375 units of restricted stock and phantom units were awarded during the three months ended March 31, 2009 and 2008, respectively. The fair value of the grants is based on the closing stock price on the grant date, and is being charged to operations over the requisite service periods using a straight-line attribution method.

The following table summarizes the activity of restricted stock and phantom units for the three months ended March 31, 2009:

		Weighted
		Average
		Grant Date
	Units	Fair Value
Non-vested shares outstanding at December 31, 2008	768,829	$23.86
Granted	17,000	14.18
Vested	(1,168)	28.82
Forfeited	—	—
Non-vested shares outstanding at March 31, 2009	784,661	$23.65

Unit Options.  There were no unit options granted in the three months ended March 31, 2009.  During the three months ended March 31, 2008, 6,500 unit options were awarded under the LTIP. Option awards expire 10 years from the date of grant and are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The Company uses the Black-Scholes option pricing model to estimate the weighted average fair value per option granted.

The following table sets forth option activity for the three months ended March 31, 2009:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Units	Price	(in years)	(in thousands)

Outstanding at December 31, 2008	1,902,902	$24.17
Granted	—	—
Exercised	—	—
Forfeited or expired	(900)	23.06
Outstanding at March 31, 2009	1,902,002	$24.17	7.7	$0
Options exercisable at March 31, 2009	186,876	$21.00	7.0
Available for grant at March 31, 2009	1,029,986

The following tables summarize information about unit options outstanding and exercisable at March 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$21.00 – 23.06	1,653,902	7.6	$22.59	186,876	$21.00
$30.24 – 35.00	240,600	8.3	$34.53	—	—
$37.79 and above	7,500	8.8	$39.79	—	—
	1,902,002	7.7	$24.17	186,876	$21.00

The Company recognized $1.5 million and $1.3 million in compensation expense related to restricted stock units, phantom units and unit options for the three months ended March 31, 2009 and 2008, respectively.  The Company paid $443,000 and $320,000 with respect to its LTIP DERs for the three months ended March 31, 2009 and 2008.  This amount was recorded as a reduction of members’ equity on the Company’s consolidated balance sheet.  At March 31, 2009, the Company had approximately $12.4 million of unrecognized compensation expense related to the unvested portion of the restricted stock units, phantom units and unit options.

NOTE 12 – CASH DISTRIBUTIONS

The Company is required to distribute, within 45 days after the end of each quarter, all of its available cash (as defined in its limited liability company agreement) for that quarter in accordance with their respective percentage interests.  If Class A and Class B common unit distributions exceed specified target levels in any quarter during or subsequent to the completion of certain tests in accordance with the Company’s limited liability company agreement, the Managing Member will receive MIIs between 15% and 50% of such distributions in excess of the specified target levels as defined in the Company’s limited liability company agreement.  The tests within the Company’s limited liability company agreement include a 12-quarter test which requires, among other things, that the Company pay a quarterly cash distribution per unit that, on average, exceeds $0.42 per unit for 12 full, consecutive, non-overlapping calendar quarters and does not have a calendar quarter during which the distribution per unit was not reduced.  Effective April 27, 2009, the Company has suspended further distributions due to the announcement of its intent to merge with Atlas America, Inc. (see Note 13).  The Company’s suspension of the quarterly distribution during the three months ended March 31, 2009 means that it has not complied with the terms of the test within the limited liability company agreement and, as such, the Managing Member will not receive the MIIs that were previously reserved for during previous periods.  Distributions declared by the Company from January 1, 2008 to March 31, 2009 are as follows:

		Cash
		Distribution	Total Cash	Total
Date Cash		Per	Distribution	Cash
Distribution		Common	to Common	Distribution
Paid or Payable	For Quarter Ended	Unit	Unitholders	to the Manager
			(in thousands)	(in thousands)
February 14 , 2008	December 31, 2007	$0.57	$34,605	$706
May 15, 2008	March 31, 2008	$0.59	$36,173	$738
August 14, 2008	June 30, 2008	$0.61	$38,663	$789
November 14, 2008	September 30, 2008	$0.61	$38,663	$789
February 13, 2009	December 31, 2008	$0.61	$38,663	$789

NOTE 13 – SUBSEQUENT EVENTS

Merger with Atlas America, Inc.

On April 27, 2009, the Company and Atlas America executed a definitive merger agreement, pursuant to which a newly formed subsidiary of Atlas America will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Atlas America.  In the merger, each Class B common unit of the Company not currently held by Atlas America will be converted into 1.16 shares of Atlas America common stock, and Atlas America will be renamed “Atlas Energy, Inc.”  The Atlas America board of directors has approved the merger agreement and has resolved to recommend that the Atlas America stockholders vote in favor of the transactions contemplated by the merger agreement.  The Company’s board of directors and a special committee of its directors comprised entirely of independent directors have also approved the merger agreement and have resolved to recommend that the Company’s unitholders vote in favor of the merger.  Pending consummation of the merger, the Company has suspended distributions to its Class A and Class B members’ interests.  The transaction will be subject to approval by holders of a majority of the outstanding Atlas America common stock and a majority of the Company’s outstanding Class B units, consent of a majority of the lenders under the Company’s credit agreement and other customary closing conditions.

Shelf Registration Statement

On May 1, 2009, the Company’s shelf registration statement was declared effective by the Securities and Exchange Commission.  The registration statement permits the Company to periodically issue up to $500.0 million of equity and debt securities.  The amount, type and timing of any offerings will depend upon, among other things, the Company’s funding requirements, prevailing market conditions and compliance with its credit facility and unsecured senior note covenants.

Credit Agreement Amendment

Effective April 9, 2009, the Company entered into a second amendment to its credit agreement with a syndicate of banks.  Among other provisions, the amendment adjusts the credit facility borrowing base to $650.0 million and amends the definition of applicable margin to, among other things, adjust the Eurodollar Loans rate from a range of 100 to 175 basis points to a range of 200 to 300 basis points, subject to amounts drawn against the facility.

Class Action Suit

On April 30, 2009, a complaint seeking class certification was filed in the Court of Chancery of the State of Delaware against the Company, its board of directors and Atlas America.  The plaintiff seeks to represent persons who owned the Company’s common units as of April 27, 2009, the date of execution of the definitive merger agreement with Atlas America.  The complaint alleges that the Company, its board of directors and Atlas America, as a majority unitholder, breached their fiduciary duties and asserts that the consideration to be paid by Atlas America in the proposed merger is inadequate.  The action seeks a preliminary and permanent injunction from proceeding with the merger, compensatory damages in an unspecified amount, including plaintiff’s costs and expenses, and an order directing defendants to account to the plaintiffs for their damages.  The Company believes that the allegations and purported claims in the complaint lack merit and that it has meritorious defenses to them, and the Company intends to contest the lawsuit vigorously.  The Company is not presently able to estimate the impact, or potential losses, if any, related to this lawsuit.

Hedge Monetization

In May 2009, the Company received approximately $28.5 million in proceeds from the early settlement of natural gas hedge positions related to periods from 2011 through 2013. In conjunction with the hedge monetization, these hedge positions were effectively replaced with similar hedge contracts at current prevailing prices. The net proceeds from the hedge monetization were used to reduce indebtedness.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Form 10-Q, the words “believes” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors”, in our annual report on Form 10-K for fiscal 2008 and Part II, Item 1A of this report.  These risks and uncertainties could cause actual results to differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

GENERAL

The following discussion provides information to assist in understanding our financial condition and results of operations.  This discussion should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this report.  We are a publicly-traded Delaware limited liability Company (NYSE: ATN) formed in June 2006.  We are an independent developer and producer of natural gas and oil, with operations in the Appalachian Basin, where we focus on the development of the Marcellus Shale, northern Michigan’s Antrim Shale, and Indiana’s New Albany Shale.  Our Appalachian Basin major operations are located in eastern Ohio, western Pennsylvania, and north central Tennessee.  We have additional operations in New York, West Virginia and Kentucky.  We specialize in the development of these natural gas basins because they provide us with repeatable, low-risk drilling opportunities.  We are a leading sponsor and manager of tax-advantaged, direct investment natural gas and oil partnerships in the United States. Our focus is to increase our own reserves, production, and cash flows through a balanced mix of generating new opportunities of geologic prospects, natural gas and oil exploitation and development, and sponsorship of investment partnerships. We generate both upfront and ongoing fees from the drilling, production, servicing, and administration of our wells in these partnerships.

Our business is conducted through three reportable business segments:

•	Two gas and oil production segments, in Appalachia and Michigan/Indiana, which consist of our interests in oil and gas properties.

•	Our partnership management segment, which consists of well construction and completion, administration and oversight, well services and gathering activities.

Unless otherwise indicated, references in this report to we, our or us include Atlas Energy Resources, LLC, our wholly-owned subsidiaries and our interests in sponsored drilling programs.

RECENT DEVELOPMENTS

Merger with Atlas America, Inc.

On April 27, 2009, we and Atlas America executed a definitive merger agreement, pursuant to which a newly formed subsidiary of Atlas America will merge with and into us, with us surviving as a wholly-owned subsidiary of Atlas America.  In the merger, each Class B common unit of ours not currently held by Atlas America will be converted into 1.16 shares of Atlas America common stock, and Atlas America will be renamed “Atlas Energy, Inc.”  The Atlas America board of directors has approved the merger agreement and has resolved to recommend that the Atlas America stockholders vote in favor of the transactions contemplated by the merger agreement.  Our board of directors and a special committee of our directors comprised entirely of independent directors have also approved the merger agreement and have resolved to recommend that our unitholders vote in favor of the merger.  Pending consummation of the merger, we have suspended distributions to our Class A and Class B members’ interests.  The transaction will be subject to approval by holders of a majority of the outstanding Atlas America common stock and a majority of our outstanding Class B units, consent of a majority of the lenders under our credit agreement and other customary closing conditions.

Sale of Natural Gas Gathering Assets

On March 31, 2009, we entered into an agreement to sell two natural gas processing plants and associated pipelines located in southwestern Pennsylvania for cash of $12.0 million to Laurel Mountain Midstream, LLC (“Laurel Mountain”), a newly-formed joint venture between our affiliate, Atlas Pipeline Partners, L.P. (NYSE: APL) (“Atlas Pipeline”), and The Williams Companies, Inc. (NYSE:  WMB). (“Williams”).  This agreement was entered into in connection with Atlas Pipeline’s March 31, 2009 agreement with Williams that it will form Laurel Mountain and, upon contributing its Appalachia Basin natural gas gathering system to Laurel Mountain, will receive $90.0 million in cash, a preferred equity right to proceeds under a $25.5 million obligation by Laurel Mountain and a 49% equity interest in Laurel Mountain.  Atlas Pipeline is a subsidiary of our indirect parent company, Atlas America, Inc. (NASDAQ: ATLS), (“Atlas America”).  The joint venture will own and operate all of Atlas Pipeline’s northern Appalachian assets, excluding its northern Tennessee operations, of which we will be the largest customer.  Our and Atlas Pipeline’s transactions with Williams are expected to close in the second quarter of 2009 and are subject to customary closing conditions.  We will use the net proceeds from the transaction to reduce borrowings under our credit facility.

Upon completion of the Williams’ transaction, we will enter into new gas gathering agreements which will supersede the existing master natural gas gathering agreement and omnibus agreement between us and Atlas Pipeline.  Under the proposed gas gathering agreement, we will be obligated to pay Laurel Mountain all of the gathering fees we collect from the partnerships plus any excess amount over the amount of the competitive gathering fee (which is currently defined as 13% of the gross sales price received for the partnerships gas).  The proposed gathering agreement contains additional provisions which define certain obligations and options of each party to build and connect newly drilled wells to any Laurel Mountain gathering system.

Credit Agreement Amendment

Effective April 9, 2009, we entered into a second amendment to our credit agreement with a syndicate of banks.  Among other things, the amendment adjusts the credit facility borrowing base to $650 million and amends the definition of applicable margin to, among other items, adjust the Eurodollar Loans rate from a range of 100 to 175 basis points to a range of 200 to 300 basis points, subject to amounts drawn against the facility.

Hedge Monetization

In May 2009, we received approximately $28.5 million in proceeds from the early settlement of natural gas hedge positions related to periods from 2011 through 2013. In conjunction with the hedge monetization, these hedge positions were effectively replaced with similar hedge contracts at current prevailing prices. The net proceeds from the hedge monetization were used to reduce indebtedness.

Formation of Atlas Resources Public #18-2009(B) L.P.

On February 10, 2009, the Post-Effective Amendment No. 1 to the Atlas Resources Public #18-2008 Drilling Program Registration Statement became effective with the Securities and Exchange Commission, representing the second partnership (Atlas Resources Public #18-2009(B) L.P.) in the program.  We plan to raise approximately $100.0 million in investor subscriptions whereby, Atlas Resources, LLC, our wholly-owned subsidiary, will serve as the managing general partner.

Key Performance Indicators as of and for the three months ended March 31, 2009:

In our Appalachia gas and oil operations:

•	we own direct and indirect working interests in approximately 8,602 gross productive gas and oil wells;

•	we own overriding royalty interests in approximately 628 gross productive gas and oil wells;

•	our net daily production was 42.3 Mmcfe per day;

•	we lease approximately 952,000 gross (906,000 net) acres, of which approximately 640,000 gross (633,000 net) acres are undeveloped;

•
included in our undeveloped acreage are approximately 546,000 Marcellus acres in Pennsylvania, New York and West Virginia, of which approximately 274,000 acres are located in our core Marcellus Shale position in southwestern Pennsylvania;

•	we drilled 105 gross wells (including 30 Marcellus Shale wells), all of which were productive on behalf of our investment partnerships;

•	we have drilled 135 vertical and 7 horizontal Marcellus Shale wells to date, all of which have been successfully drilled, cased and cemented;

•	of the 135 Marcellus Shale wells we drilled, we have completed 28 wells using a two-stage frac technique with successful results;

•	we connected 105 gross wells to our affiliate, Atlas Pipeline’s gathering systems; and

•	we drilled and participated in 21 horizontal wells in the Chattanooga Shale of eastern Tennessee.

In our Michigan gas and oil operations:

•	we own direct and indirect working interests in approximately 2,479 gross producing gas and oil wells;

•	we own overriding royalty interests in approximately 93 gross producing gas and oil wells;

•	our net daily production was 58.1 Mmcfe per day;

•	we lease approximately 345,400 gross (273,000 net) acres, of which approximately 39,400 gross (30,500 net) acres are undeveloped; and

•	we drilled 20 gross wells (17 net wells).

In our Indiana gas and oil operations:

•	we own direct and indirect working interests in approximately 5 gross producing gas and oil wells;

•	our net daily production was 0.2 Mmcfe per day;

•	we have leased approximately 245,200 gross (118,900 net) acres, of which approximately 244,600 gross (118,400 net) acres are undeveloped; and

•	we drilled 7 gross (5.5 net) wells.

In our partnership management business:

•	our investment partnership business includes equity interests in 94 investment partnerships and a registered broker-dealer which acts as the dealer manager of our investment partnership offerings;

How We Evaluate our Operations

Non-GAAP Financial Measures

We use a variety of financial and operations measures to assess our performance, including non-GAAP financial measures, such as EBITDA, Adjusted EBITDA and distributable cash flow. These measures are not calculated or presented in accordance with generally accepted accounting principles, or GAAP.

EBITDA, Adjusted EBITDA and distributable cash flow are significant performance metrics used by our management to indicate (prior to the establishment of any cash reserves) the cash distributions we expect to pay to our unitholders (see “RECENT DEVELOPMENTS” related to our anticipated merger with Atlas America, Inc. and “CASH DISTRIBUTIONS” which describes our cash distribution policy).  Specifically, these financial measures assist our investors in their assessment of whether or not we are generating cash flow at a level that can sustain or support an increase in our quarterly distribution rates.  EBITDA, Adjusted EBITDA and distributable cash flow are also used as quantitative standards by our management and by external users of our financial statements such as investors, research analysts and others to assess:

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

The following table presents a reconciliation of net income, our most directly comparable GAAP performance measure, to EBITDA, Adjusted EBITDA and distributable cash flow for each of the periods presented:

	Three Months Ended
	March 31,
	2009	2008
Reconciliation of net income to non-GAAP measures:
Net income	$25,603	$37,564
Income attributable to non-controlling interests	(15)	(21)
Depreciation and amortization	28,028	21,810
Interest expense	12,984	13,305
EBITDA	66,600	72,658
Adjustment to reflect cash impact of derivatives(1)	1,604	5,028
Non-cash compensation expense	1,528	1,320
Adjusted EBITDA	69,732	79,006
Interest expense	(12,984)	(13,305)
Amortization of deferred financing costs (included within interest expense)	665	770
Maintenance capital expenditures	(12,975)	(12,975)
Distributable cash flow	$44,438	$53,496

(1)
Represents cash proceeds received from the settlement of ineffective derivative gains recognized in fiscal 2007 associated with the acquisition of our Michigan operations from natural gas produced during the three months ended March 31, 2009 and 2008, but not reflected in the consolidated statements of income for the three months ended March 31, 2009 and 2008.

GENERAL TRENDS AND OUTLOOK

We expect our business to be affected by the following key trends.  Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

Financial Markets

Currently, there is unprecedented uncertainty in the financial markets.  This uncertainty presents additional potential risks to us.  These risks include the availability and costs associated with our borrowing capabilities, our ability to raise additional capital, and an increase in the volatility of the market price of our common units.  While we have no plans to access debt or equity in the capital markets, should we decide to do so in the near future, the terms, size, and cost of new debt or equity could be less favorable than in previous transactions.

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

Commodity prices for natural gas continued to decline during the three months ended March 31, 2009 from year-end commodity prices at December 31, 2008.  This decline may cause some of our oil and gas properties to become uneconomic to develop or operate.  Please read “Part II, Item 1A: — Risk Factors” included in this report.

In order to address, in part, volatility in commodity prices, we have implemented a hedging program that is intended to reduce the volatility in our revenues. This program mitigates, but does not eliminate, our sensitivity to short-term changes in commodity prices. Please read Part I, Item 3, “— Quantitative and Qualitative Disclosures About Market Risk.”

Natural Gas Supply and Outlook

While commodity prices for natural gas have declined during the three months ended March 31, 2009, we believe that the current development of the Marcellus Shale and the New Albany Shale, and new horizontal drilling techniques will likely cause relatively high levels of natural gas-related drilling in these geological areas as producers seek to increase their level of natural gas production.  Although the number of natural gas wells drilled in the United States has increased overall in recent years, a corresponding increase in production has not been realized, primarily as a result of smaller discoveries and the decline in production from existing wells.  However, we believe that an increase in United States drilling activity, additional sources of supply such as liquefied natural gas, and imports of natural gas will be required for the natural gas industry to meet the expected increased demand for, and to compensate for the slowing production of, natural gas in the United States.  However, the areas in which we operate are experiencing a decline in the development of shallow wells, but a significant increase in drilling activity related to new and increased drilling for deeper natural gas formations and the implementation of new exploration and production techniques, including horizontal and multiple fracturing techniques.

While we anticipate continued high levels of exploration and production activities over the long term in the areas in which we operate, fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new natural gas reserves. Drilling activity generally decreases as natural gas prices decrease. We have no control over the level of drilling activity in the areas of our operations.

Reserve Outlook

Our future oil and gas reserves, production, cash flow and our ability to make payments on our debt and distributions (see “RECENT DEVELOPMENTS” for information related to anticipated merger with Atlas America and the amendment to our credit agreement) depend on our success in producing our current reserves efficiently, developing our existing acreage and acquiring additional proved reserves economically.  We face the challenge of natural production declines.  As initial reservoir pressures are depleted, natural gas production from a given well decreases.  We attempt to overcome this natural decline by drilling to find additional reserves and acquiring more reserves than we produce.  In order to sustain and grow our level of distributions, we may need to make acquisitions that are accretive to distributable cash flow per unit.  In addition, we intend to reserve a portion of our cash flow from operations to allow us to develop our oil and gas properties at a level that will allow us to maintain a flat production profile and reserve levels.

RESULTS OF OPERATIONS

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

Production Volumes.  The following table shows our total net gas and oil production volumes and production per day during the three months ended March 31, 2009 and 2008 (in thousands, except for production per day):

	Three Months Ended March 31,
	2009	2008
Production (1):
Appalachia: (2)
Natural gas (MMcf)	3,592	2,756
Oil (000’s Bbls)	35	36
Total (MMcfe)	3,803	2,971
Michigan/Indiana:
Natural gas (MMcf)	5,242	5,374
Oil (000’s Bbls)	1	1
Total (MMcfe)	5,247	5,380
Total:
Natural gas (MMcf)	8,834	8,130
Oil (000’s Bbls)	36	37
Total (MMcfe)	9,050	8,351

Production per day:
Appalachia:
Natural gas (Mcf/d)	39,908	30,286
Oil (Bbl)	392	399
Total (Mcfe/d)	42,260	32,680
Michigan/Indiana:
Natural gas (Mcf/d)	58,250	59,056
Oil (Bbl)	6	6
Total (Mcfe/d)	58,286	59,092
Total:
Natural gas (Mcf/d)	98,158	89,342
Oil (bpd)	398	405
Total (Mcfe/d)	100,546	91,772

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

(2)	Appalachia includes our production located in Pennsylvania, Ohio, New York, West Virginia, and Tennessee.

Production Revenues, Prices and Costs. Our production revenues and estimated gas and oil reserves are substantially dependent on prevailing market prices for natural gas, which comprised 99% of our proved reserves on an energy equivalent basis at the end of 2008. The following table shows our production revenues and our average sales prices for our oil and gas production during the three months ended March 31, 2009 and 2008, along with our average production costs, taxes, and transmission and compression costs in each of the reported periods.

	Three Months Ended March 31,
	2009	2008
Production Revenues (in thousands):
Appalachia:
Natural gas revenue	$27,544	$25,606
Oil revenue	2,050	3,302
Total revenues	$29,594	$28,908
Michigan/Indiana:
Natural gas revenue	$42,330	$47,268
Oil revenue	19	50
Total revenues	$42,349	$47,318
Total:
Natural gas revenue	$69,874	$72,874
Oil revenue	2,069	3,352
Total revenues	$71,943	$76,226

Average Sales Price:
Appalachia:
Natural gas (per Mcf)
Total realized price, after hedge	$7.67	$9.29
Total realized price, before hedge	$5.59	$8.79
Michigan/Indiana:
Natural gas (per Mcf)
Total realized price, after hedge(1)	$8.38	$9.73
Total realized price, before hedge	$4.95	$8.08
Total:
Natural gas (per Mcf)
Total realized price, after hedge(1)	$8.09	$9.58
Total realized price, before hedge	$5.21	$8.32
Appalachia:
Oil (per Bbl)
Total realized price, after hedge	$64.97	$91.02
Total realized price, before hedge	$42.89	$91.02
Michigan/Indiana:
Oil (per Bbl)
Total realized price, after hedge	$37.39	$91.23
Total realized price, before hedge	$37.39	$91.23
Total:
Oil (per Bbl)
Total realized price, after hedge	$64.52	$91.03
Total realized price, before hedge	$42.74	$91.03

(1)
Includes cash proceeds received from the settlement of ineffective derivative gains recognized in fiscal 2007 associated with the    acquisition of our Michigan operations from natural gas produced during the three months ended March 31, 2009 and 2008, but not reflected in the quarter ended March 31, 2009 and 2008 consolidated statements of income.

Production Costs (per Mcfe):
Appalachia:
Lease operating expenses	$1.04	$0.87
Production taxes	0.04	0.04
Transportation and compression	0.87	0.78
	$1.95	$1.69
Michigan/Indiana:
Lease operating expenses	$0.81	$0.74
Production taxes	0.30	0.48
Transportation and compression	0.26	0.28
	$1.37	$1.50
Total:
Lease operating expenses	$0.91	$0.78
Production taxes	0.19	0.32
Transportation and compression	0.51	0.46
	$1.61	$1.56

Our natural gas revenues were $69.9 million for the three months ended March 31, 2009, a decrease of $3.0 million (4%) from $72.9 million for the three months ended March 31, 2008.  The $3.0 million decrease in natural gas revenues consisted of $5.6 million attributable to increases in natural gas production volumes, offset by $8.6 million attributable to decreases in realized natural gas sales prices.

We had an increase in Appalachian production volumes of 9,622 Mcf/day which was attributable to the increase in production we received from our Marcellus Shale wells and as wells drilled in the most recent six-month period were connected to the ongoing projects are completed that extend and enhance the gathering systems of Atlas Pipeline.

Our oil revenues were $2.1 million for the three months ended March 31, 2009, a decrease of $1.3 million (38%) from $3.4 million for the three months ended March 31, 2008.  The decrease resulted primarily from a 37% decrease in the average realized sales price of oil ($1.2 million) and a 3% decrease in production volumes.

Our Appalachia production costs were $7.4 million for the three months ended March 31, 2009, an increase of $2.4 million (48%) from $5.0 million for the three months ended March 31, 2008. This increase includes $1.0 million  attributable to increases in transportation and compressor costs, and a $916,000 increase in water hauling and disposal costs associated with an increase in the number of Marcellus Shale wells we drilled from the prior year comparable period.

Our Michigan/Indiana production costs were $7.2 million for the three months ended March 31, 2009, a decrease of $894,000 (12%) from $8.1 million for the three months ended March 31, 2008.  This decrease is primarily attributable to a decrease in production taxes of $1.0 million due to a state reduction in the production tax rate beginning January 1, 2009.

PARTNERSHIP MANAGEMENT

Well Construction and Completion

Drilling Program Results. The number of wells we drill will vary depending on the amount of money we raise through our investment partnerships, the cost of each well, the depth or type of each well, the estimated recoverable reserves attributable to each well and accessibility to the well site. The following table shows the number of gross and net development wells we drilled exclusively for us and for our investment partnerships during the three months ended March 31, 2009 and 2008.  We did not drill any exploratory wells during the three months ended March 31, 2009 and 2008.

			Our Share	Dry
	Gross	Net	of Net(1)	Gross	Net
Appalachia:
Three months ended March 31, 2009	105	80	22	—	—
Three months ended March 31, 2008	250	218	76	—	—

Michigan/Indiana:
Three months ended March 31, 2009	27	23	7	—	—
Three months ended March 31, 2008	46	46	—	—	—

(1)
Includes (i) our percentage interest in wells in which we have a direct ownership interest and (ii) our percentage interest in the wells based on our percentage interest in our investment partnerships.

Our well construction and completion revenues and costs and expenses incurred represent the billings and costs associated with the completion of wells for investment partnerships we sponsor.  The following table sets forth information relating to these revenues and the related costs and number of net wells drilled and completed during the periods indicated (dollars in thousands):

	Three Months Ended
	March 31,
	2009	2008
Average construction and completion revenue per well	$1,050	$478
Average construction and completion cost per well	892	416
Average construction and completion gross profit per well	$158	$62

Gross profit margin	$16,971	$13,583

Net wells drilled and completed:
Marcellus Shale	24	4
Chattanooga Shale	5	1
Michigan/Indiana	23	—
Other – shallow	51	213
	103	218

Our well construction and completion segment margin was $17.0 million in the three months ended March 31, 2009, an increase of $3.4 million (25%) from $13.6 million in the three months ended March 31, 2008.  The increase of $3.4 million in segment margin was attributable to an increase in the gross profit per well ($21.0 million) partially offset by a decrease in the number of wells drilled ($17.6 million).  Since our drilling contracts are on a “cost-plus” basis (typically cost-plus 18%), an increase in our average costs per well also results in a proportionate increase in our average revenue per well which directly effects the number of wells we drill.  Our average costs and revenues per well have increased due to a shift from drilling less expensive shallow wells to more expensive deep, horizontal shale wells in Appalachia and in Michigan/Indiana during the quarter ended March 31, 2009.

It should be noted that “Liabilities associated with drilling contracts” on our balance sheet includes $30.3 million of funds raised that have not been applied to the completion of wells as of March 31, 2009 due to the timing of drilling operations, and thus had not been recognized as well construction and completion revenue.  We expect to recognize this amount as revenue in the second quarter of fiscal 2009.

Administration and Oversight

Administration and oversight represents supervision and administrative fees earned for the drilling and subsequent ongoing management of wells for our investment partnerships. Our administration and oversight fees were $3.9 million for the three months ended March 31, 2009, a decrease of $1.1 million (23%) from $5.0 million for the three months ended March 31, 2008. This decrease resulted from $1.2 million associated with fewer wells drilled during the period and an increase of $100,000 from partnership management fees due to an increase in the number of wells managed for our investment partnerships.

Well Services

Our well services revenues were $5.1 million for the three months ended March 31, 2009, an increase of $295,000 (6%) from $4.8 million for the three months ended March 31, 2008. This increase resulted from an increase in the number of wells operated for our investment partnerships due to additional wells drilled and put into operation during the twelve months ended March 31, 2009.

Our well services expenses were $2.4 million for both the three months ended March 31, 2009 and 2008.   We did not experience any increase or decrease in these expenses due to our focus on drilling and completion rather than repairs and maintenance for the three months ended March 31, 2009 and 2008.

Gathering

We charge transportation fees to our investment partnership wells that are connected to Atlas Pipeline’s Appalachian gathering systems. Subject to an agreement between Atlas America and us, Atlas America is obligated to remit transportation fees to Atlas Pipeline up to, generally, 16% of the natural gas sales price in accordance with the gathering agreements we have with Atlas Pipeline, while we are obligated to remit 100% of the gathering fees we receive from our investment partnerships to Atlas America.  The result of this agreement is that our Appalachian gathering revenues and expenses within our partnership management segment net to zero.  We also pay our proportionate share of gathering fees based on our percentage interest in the well, which is included in gas and oil production expense.  During both three month periods ended March 31, 2009 and 2008, we also received $383,000 of transportation and natural gas liquid revenues from our Michigan operations.

Our gathering fee payable to Atlas Pipeline was $4.3 million for the three months ended March 31, 2009, an increase of $290,000 (7%) from $4.0 million for the three months ended March 31, 2008.  The increase was primarily the result of an increase in throughput of natural gas transported due to higher production volumes in Appalachia.

OTHER INCOME, COSTS AND EXPENSES

General and Administrative

Our general and administrative expenses were $14.5 million for the three months ended March 31, 2009, an increase of $2.7 million (23%) from $11.8 million for the three months ended March 31, 2008. These expenses include, among other things, salaries and benefits not allocated to a specific segment, partnership syndication activities and other miscellaneous costs of managing our business. The increase of $2.7 million for the three months ended March 31, 2009 was principally attributable to a $1.7 million increase in salaries and wages, a $255,000 increase in net syndication costs due to the expansion of our fund raising activities, and a $208,000 increase in non-cash stock compensation costs.

Depletion

Depletion expense varies from period to period and is directly affected by changes in our oil and gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our oil and gas properties.  Our depletion (including accretion of our asset retirement obligations) of oil and gas properties as a percentage of oil and gas revenues was 38% for the three months ended March 31, 2009, compared with 28% for the three months ended March 31, 2008. Depletion expense per Mcfe was $2.98 for the three months ended March 31, 2009, an increase of $0.46 (18%) per Mcfe from $2.52 for the three months ended March 31, 2008. Increases in our depletable basis and production volumes caused depletion expense to increase $6.0 million to $27.0 million for the three months ended March 31, 2009 compared with $21.0 million for the three months ended March 31, 2008.  The following table shows our depletion expense and depletion expense per Mcfe for our Appalachia and Michigan/Indiana business segments for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Depletion Expense (in thousands):
Appalachia	$13,102	$7,815
Michigan/Indiana	13,908	13,220
Total	$27,010	$21,035
Depletion expense as a percent of gas and oil production	38%	28%
Depletion per Mcfe:
Appalachia	$3.45	$2.63
Michigan/Indiana	$2.65	$2.46
Total	$2.98	$2.52

Interest Expense

Our interest expense was $13.0 million for the three months ended March 31, 2009, a decrease of $321,000 (2%) compared with $13.3 million for the three months ended March 31, 2008.  This decrease principally consists of $4.3 million of lower interest expense associated with our revolving credit facility and a $1.3 million increase in capitalized interest, partially offset by a $5.4 million increase in interest expense associated with issuance of our senior unsecured notes in May 2008, which were utilized to reduce borrowings under our revolving credit facility.  The $4.3 million of lower interest expense associated with our revolving credit facility was principally due to lower floating interest rates during the three months ended March 31, 2009 compared with the prior year first quarter, partially offset by higher weighted average borrowings associated with the funding of our acreage expansions and drilling capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

General

We fund our development and production operations with a combination of cash generated by operations, capital raised through investment partnerships, issuance of our common units and senior unsecured notes and use of our revolving credit facility. The following table sets forth our sources and uses of cash (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Net cash provided by (used in) operating activities	$26,850	$(17,973)
Net cash used in investing activities	(57,036)	(55,599)
Net cash provided by financing activities	30,902	55,926
Net change in cash and cash equivalents	$716	$(17,646)

We had $6.4 million in cash and cash equivalents at March 31, 2009, as compared to $5.7 million at December 31, 2008.  We had a working capital deficit of $23.0 million at March 31, 2009, a decrease of $65.0 million from a working capital deficit of $88.0 million at December 31, 2008.  The decrease in our working capital deficit is principally attributable to the following:

•	a decrease of $66.6 million in liabilities associated with drilling contracts;

•	an increase in net current unrealized hedge receivables of $37.8 million;

•	an increase of $46.2 million in accounts payable and accrued well drilling and completion costs; and

•	a decrease of $11.3 million in accrued interest expense.

At March 31, 2009, we have $158.3 million available under our credit facility to fund working capital obligations.

Our level of liabilities associated with drilling contracts is dependent upon the remaining amount of our drilling obligations at any balance sheet date, which is dependent upon the timing and level of funds raise through our investment partnerships.  At March 31, 2009, we had $158.3 million of remaining committed capacity under our credit facility to fund working capital obligations, subject to covenant limitations (see “Credit Facility”).  However, we are subject to business and operational risks that could adversely affect our cash flow.  We may need to supplement our cash generation with proceeds from financing activities, including borrowings under our credit facility and other borrowings, the issuance of additional common units and sales of our assets.

Recent instability in the financial markets, as a result of recession or otherwise, has increased the cost of capital while the availability of funds from those markets has diminished significantly.  This may affect our ability to raise capital and reduce the amount of cash available to fund our operations.  We rely on our cash flow from operations and our credit facility to execute our growth strategy and to meet our financial commitments and other short-term liquidity needs.  We cannot be certain that additional capital will be available to the extent required and on acceptable terms.  We believe that we will have sufficient liquid assets, cash from operations and borrowing capacity to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures for at least the next twelve-month period.

Cash Flows

Cash flows from operating activities.  Cash provided by operations is an important source of short-term liquidity for us.  It is directly affected by changes in the price of natural gas and oil, interest rates and our ability to raise funds from our drilling investment partnerships.  Net cash generated by operating activities increased $44.9 million in the three months ended March 31, 2009 to $26.9 million from cash used of $18.0 million in the three months ended March 31, 2008, principally as a result of the following:

•
a decrease of $5.8 million in net income before depreciation, depletion and amortization of $54.3 million in the three months ended March 31, 2009 as compared to the prior year period of $60.1 million, principally due to the decline in natural gas and oil and prices from our production business segments;

•	a decrease in non-cash items of $3.2 million related to our compensation expense resulting from grants under our long-term incentive plan and non-cash gains on mark-to-market derivatives; and

•	changes in operating assets and liabilities increased operating cash flows by $54.0 million in the three months ended March 31, 2009, compared to the three months ended March 31, 2008.

The change in operating assets and liabilities is principally a result of the following:

•	an increase of $12.7 million in accounts receivable and prepaid expenses;

•	an increase of $10.5 million in accounts payable and accrued expenses;

•	an increase of $10.8 million in accrued well drilling and completion costs; and

•
an increase of $19.9 million in liabilities associated with our drilling contracts.  Our level of liabilities associated with drilling contracts is dependent upon the remaining amount of our drilling obligations at any balance sheet date, which is dependent upon the timing and level of funds raised through our investment partnerships.

Cash flows from investing activities.  Cash used in our investing activities increased $1.4 million in the three months ended March 31, 2009 to $57.0 million from $55.6 million in the three months ended March 31, 2008 primarily from our $1.6 million increase in capital expenditures related to the increase in the costs associated with drilling deeper and horizontal wells drilled in fiscal 2009.

Cash flows from financing activities. Cash provided by our financing activities decreased $25.0 million in the three months ended March 31, 2009 to $30.9 million from cash provided of $55.9 million in the three months ended March 31, 2008, principally as a result of the following:

•	we increased the net borrowings on our credit facility by $232.0 million;

•
in the three months ended March 31, 2008, we issued $250.0 million in senior unsecured notes  and paid deferred debt financing costs of $6.3 million – there were none issued in the three months ended March 31, 2009;

•	we paid $39.5 million in distributions to our unitholders in the three months ended March 31, 2009, an increase of $4.2 million from $35.3 million paid in the three months ended March 31, 2008; and

•	net monies borrowed from Atlas America decreased $8.8 million in the three months ended March 31, 2009, compared to the three months ended March 31, 2008.

Capital Expenditures

During the three months ended March 31, 2009, our capital expenditures consisted of maintenance capital expenditures and expansion capital expenditures, as defined below:

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

The following table summarizes maintenance and expansion capital expenditures for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Maintenance capital expenditures	$12,975	$12,975
Expansion capital expenditures	44,232	42,642
Total	$57,207	$55,617

During the three months ended March 31, 2009, our capital expenditures related primarily to $27.8 million of investments in our investment partnerships compared with $25.7 million for the three months ended March 31, 2008. We also invested $11.7 million in wells drilled exclusively for our own account and incurred $10.1 million in leasehold costs for the three months ended March 31, 2009.  We funded and expect to continue to fund these capital expenditures through cash on hand, cash flows from operations and from amounts available under our credit facility.

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

Credit Facility

At March 31, 2009, we had a credit facility with a syndicate of banks with a borrowing base of $697.5 million that matures in June 2012 ($538.0 million outstanding at March 31, 2009).  The borrowing base is redetermined semiannually on April 1 and October 1 subject to changes in our oil and gas reserves.  The facility is secured by substantially all of our assets and is guaranteed by each of our subsidiaries and bears interest at either the base rate plus the applicable margin or at adjusted LIBOR plus the applicable margin, elected at our option.  At March 31, 2009, the weighted average interest rate on outstanding borrowings was 2.5%.  The credit facility requires us to maintain a ratio of current assets (as defined in the credit facility) to current liabilities (as defined in the credit facility) of not less than 1.0 to 1.0, and a ratio of total debt (as defined in the credit facility) to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”, as defined in the credit facility) of 4.0 to 1.0, decreasing to 3.75 to 1.0 commencing January 1, 2009, and decreasing to 3.5 to 1.0 commencing January 1, 2010 and thereafter.  According to the definitions contained in our credit facility, our ratio of current assets to current liabilities was 1.2 to 1.0 and our ratio of total debt to EBITDA was 3.2 to 1.0 at March 31, 2009.

Effective April 9, 2009, we entered into a second amendment to our credit agreement with a syndicate of banks.  Among other provisions, the amendment adjusts the credit facility borrowing base to $650 million and amends the definition of applicable margin to, among other things, adjust the Eurodollar Loans rate from a range of 100 to 175 basis points to a range of 200 to 300 basis points, subject to amounts drawn against the facility.

Shelf Registration Statement

On May 1, 2009, our shelf registration statement was declared effective by the Securities and Exchange Commission.  The registration statement permits us to periodically issue up to $500.0 million of equity and debt securities. The amount, type and timing of any offerings will depend upon, among other things, our funding requirements, prevailing market conditions and compliance with our credit facility and unsecured senior note covenants.

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

All cash distributed to unitholders will be characterized as either operating surplus or capital surplus, as defined in our limited liability company agreement and is subject to different distribution rules.  We will treat all available cash distributed as coming from operating surplus until the sum of all available cash distributed since we began operations equals the operating surplus as of the most recent date of determination of available cash.  We do not anticipate distributing any cash from capital surplus.

Available cash is initially distributed 98% to our common unitholders and 2% to Atlas Energy Management, Inc.  These distribution percentages are modified to provide for incentive distributions (any distribution paid to Atlas Energy Management, Inc. in excess of 2% of the aggregate amount of cash being distributed) to be paid to Atlas Energy Management, Inc. if quarterly distributions to the common unitholders exceed specified targets as defined in our limited liability company agreement.

On April 27, 2009, we and Atlas America executed a definitive merger agreement (see “Recent Developments”).  Pending consummation of the merger, we have suspended distributions to our Class A and Class B members’ interests.  Due to the suspension of distributions and in accordance with our limited liability company agreement, we have determined that previously accrued distributions to our MII’s of $8.0 million are no longer payable to Atlas Energy Management, Inc.

 OFF- BALANCE SHEET ARRANGEMENTS

As of March 31, 2009, our off- balance sheet arrangements are limited to our 50% share ($4.6 million) of the guarantee of Crown Drilling of Pennsylvania, LLC’s $9.2 million credit arrangement and our letters of credit outstanding of $1.2 million.

FAIR VALUE OF FINANCIAL INSTRUMENTS

We have applied the provisions of SFAS No. 157 to our financial assets and liabilities.  SFAS No. 157 establishes a single authoritative definition of a fair value and hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 expands disclosure requirements about items measured at fair value but does not change existing accounting rules governing what can or what must be recognized and reported at fair value in our financial statements.  As a result, we will not be required to recognize any new assets or liabilities at fair value.

SFAS No. 157’s hierarchy defines three levels of inputs that may be used to measure fair value:

Level 1– Unadjusted quoted prices in active markets for identical, unrestricted assets and liabilities that the reporting entity has the ability to access at the measurement date.

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

We use the fair value methodology outlined in SFAS No. 157 to value the assets and liabilities.  Assets and liabilities that are required to be measured on a recurring basis are our outstanding derivative contracts. All of our derivative contracts are defined as Level 2.  Our natural gas and crude oil derivative contracts are valued based on prices quoted on the NYMEX or WTI and adjusted by the respective counterparty using various assumptions including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments.  Our interest rate derivative contracts are valued using a LIBOR rate-based forward price curve model.

Liabilities that are required to be measured at fair value on a nonrecurring basis include asset retirement obligations, or ARO’s, that are defined as Level 3.  Estimates of the fair value of ARO’s are based on discounted cash flows using numerous estimates, assumptions, and judgments regarding the cost, timing of settlement, our credit-adjusted risk-free rate and inflation rates.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the provision for possible losses, goodwill and identifiable intangible assets, and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  A discussion of our significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is included within “Notes to Consolidated Financial Statements” in Part I, Item 1, “Financial Statements” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2008.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

The Financial Accounting Standards Board, (“FASB”) recently issued the following standards which were reviewed by us to determine the potential impact on our consolidated financial statements upon adoption.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 applies to the calculation of earnings per share (“EPS”) described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share” for share-based payment awards with rights to dividends or dividend equivalents.   It states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was prohibited.  We adopted the requirements of FSP EITF 03-6-1 on January 1, 2009 and its adoption did not have a material impact on our financial position and results of operations (see “Net Income Per Class B Member  Unit”).  Prior period net income per Class B member unit data has been adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”).  We adopted the requirements of FSP FAS 142-3 on January 1, 2009, and its adoption did not have any impact on our financial position and results of operations.

In March 2008, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“EITF No. 07-4”), an update of EITF No. 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128".  EITF No. 07-4 requires the calculation of a Master Limited Partnership’s (“MLPs”) net earnings per limited partner unit for each period presented according to distributions declared and participation rights in undistributed earnings as if all of the earnings for that period had been distributed.  EITF No. 07-04 also considers whether the MLP's limited liability agreement contains any contractural limitations concering distributions.  We adopted the requirements of EITF No. 07-4 on January 1, 2009, and applied its provisions to our Class B common unit holders and its adoption did not have a material impact on our financial position, results of operations or earnings per unit.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged but not required. SFAS No. 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS No. 133, and how the hedges affect the entity’s financial position, financial performance, and cash flows. We adopted the requirements of SFAS No. 161 on January 1, 2009, and its adoption resulted in additional disclosures related to our commodity and interest rate derivatives (see Note 6).

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements” (“ARB No. 51”) to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also requires consolidated net income to be reported, and disclosed on the face of the consolidated statement of operations, at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  Additionally, SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and that the parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  We adopted the requirements of SFAS No. 160 on January 1, 2009 and it did not have a material impact on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R).  SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations”; however, it retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141(R) requires an acquirer to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, be measured at their fair values as of that date, with specified limited exceptions.  Changes subsequent to that date are to be recognized in earnings, not goodwill.  Additionally, SFAS No. 141 (R) requires costs incurred in connection with an acquisition be expensed as incurred.  Restructuring costs, if any, are to be recognized separately from the acquisition. The acquirer in a business combination achieved in stages must also recognize the identifiable assets and liabilities, as well as the noncontrolling interests in the acquiree, at the full amounts of their fair values. We adopted the requirements of SFAS No. 141(R) on January 1, 2009 and it did not have a material impact on our financial position or results of operations.

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

General

We are exposed to various market risks, principally changes in commodity prices and fluctuating interest rates. These risks can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodically use derivative financial instruments such as forward contracts and swap agreements.

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

Our risk management objective regarding commodity price risk is to utilize available instruments, including financial derivatives and physical forward contracts, to maximize the value of our production while also reducing our exposure to the volatility of commodity markets. Considering those volumes for which we have entered into financial derivative agreements for the twelve-month period ending March 31, 2010, and current indices, a theoretical 10% upward or downward change in the price of natural gas and crude oil would result in a change in net income of approximately $5.8 million.

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

We recognized gains on settled contracts covering natural gas and oil production of $15.5 million and $6.5 million for the three months ended March 31, 2009 and 2008, respectively.  As the underlying prices and terms in our derivative contracts were consistent with the indices used to sell our natural gas, there were no gains or losses recognized during the three months ended March 31, 2009 and 2008 for hedge ineffectiveness or as a result of the discontinuance of these cash flow hedges.

We have a $177.4 million net unrealized gain related to financial derivatives in accumulated other comprehensive loss associated with commodity derivatives at March 31, 2009, compared to a net unrealized gain of $106.1 million at December 31, 2008.  If the fair values of the instruments remain at current market values, we will reclassify $103.1 million of unrealized gains to our consolidated statements of income over the next twelve-month period as these contracts settle and $74.3 million of unrealized gains will be reclassified in later periods.

The fair value of the derivatives at March 31, 2009 is a net unrealized derivative asset of $242.2 million, of which our portion is $177.4 million and $64.8 million of unrealized gains have been reallocated to our investment partnerships.

As of March 31, 2009, we had the following natural gas and oil volumes hedged:

Natural Gas Fixed Price Swaps

Production
Period Ending		Average	Fair Value
December 31,	Volumes	Fixed Price	Asset
	(MMBtu)	(per MMBtu)	(in thousands) (1)
2009	31,020,000	$8.24	$122,338
2010	26,360,000	$8.11	56,679
2011	18,680,000	$7.84	21,031
2012	13,800,000	$8.06	14,349
2013	1,500,000	$8.73	2,225
			$216,622

Natural Gas Costless Collars

Production
Period Ending			Average	Fair Value
December 31,	Option Type	Volumes	Floor and Cap	Asset
		(MMBtu)	(per MMBtu)	(in thousands) (1)
2009	Puts purchased	180,000	$11.00	$1,201
2009	Calls sold	180,000	$15.35	—
2010	Puts purchased	3,360,000	$7.84	7,034
2010	Calls sold	3,360,000	$9.01	—
2011	Puts purchased	7,500,000	$7.48	7,750
2011	Calls sold	7,500,000	$8.44	—
2012	Puts purchased	1,020,000	$7.00	407
2012	Calls sold	1,020,000	$8.32	—
2013	Puts purchased	300,000	$7.00	69
2013	Calls sold	300,000	$8.25	—
				$16,461

Crude Oil Fixed Price Swaps

Production
Period Ending		Average	Fair Value
December 31,	Volumes	Fixed Price	Asset
	(Bbl)	(per Bbl)	(in thousands) (2)
2009	47,300	$99.73	$2,206
2010	48,900	$97.40	1,725
2011	42,600	$96.44	1,226
2012	33,500	$96.00	833
2013	10,000	$96.06	232
			$6,222

Crude Oil Costless Collars

Production
Period Ending			Average	Fair Value
December 31,	Option Type	Volumes	Floor and Cap	Asset
		(Bbl)	(per Bbl)	(in thousands) (2)
2009	Puts purchased	29,000	$85.00	$944
2009	Calls sold	29,000	$117.48	—
2010	Puts purchased	31,000	$85.00	817
2010	Calls sold	31,000	$112.92	—
2011	Puts purchased	27,000	$85.00	603
2011	Calls sold	27,000	$110.81	—
2012	Puts purchased	21,500	$85.00	416
2012	Calls sold	21,500	$110.06	—
2013	Puts purchased	6,000	$85.00	107
2013	Calls sold	6,000	$110.09	—
				$2,887
			Total Net Asset	$242,192

(1) Fair value based on forward NYMEX natural gas prices, as applicable.
(2) Fair value based on forward WTI crude oil prices, as applicable.

Interest Rate Risk

At March 31, 2009, we had an outstanding balance of $538.0 million on our revolving credit facility.  The borrowing base was redetermined to $650.0 million effective April 9, 2009 with the execution of a Second Amendment to our credit facility.  Effective with the Second Amendment, our applicable margins increased to a range of 1.125% to 2.125% for base rate loans and a range of 2.00% to 3.00% for LIBOR loans, dependent upon borrowing base utilization levels.  The weighted average interest rate for borrowings under the credit facility was 2.5% at March 31, 2009.

At March 31, 2009, we had interest rate derivative contracts having aggregate notional principal amounts of $150.0 million.  Under the terms of this agreement, we will pay weighted average interest rates of 3.11% plus the applicable margin as defined under the terms of our revolving credit facility, and will receive LIBOR, plus the applicable margin on the notional principal amounts.  These derivatives effectively convert $150.0 million of our floating rate debt under our revolving credit facility to fixed rate debt.  Holding all other variables constant, including the effect of interest rate derivatives, a hypothetical 100 basis–point, or 1%, change in interest rates would change our consolidated net income by $3.9 million.

At March 31, 2009, the Company had the following interest rate derivatives:

Interest Fixed Rate Swap

			Contract
	Notional		Period Ended	Fair Value
Term	Amount	Option Type	December 31,	(Liability)
				(in thousands)
January 2008 – January 2011	$150,000,000	Pay 3.11% - Receive LIBOR	2009	$(2,649)
			2010	(2,877)
			2011	(187)
			Total Net Liability	$(5,713)

ITEM 4.	CONTROLS AND PROCEDURES

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

Under the supervision of our chief executive officer and chief financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level at March 31, 2009.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

On April 30, 2009, a complaint seeking class certification was filed in the Court of Chancery of the State of Delaware against us, our board of directors and Atlas America.  The plaintiff seeks to represent persons who owned our common units as of April 27, 2009, the date of execution of the definitive merger agreement with Atlas America.  The complaint alleges that we, our board of directors and Atlas America, as a majority unitholder, breached our fiduciary duties and asserts that the consideration to be paid by Atlas America in the proposed merger is inadequate.  The action seeks a preliminary and permanent injunction from proceeding with the merger, compensatory damages in an unspecified amount, including plaintiff’s costs and expenses, and an order directing defendants to account to the plaintiffs for their damages. We believe that the allegations and purported claims in the complaint lack merit and that we have meritorious defenses to them, and we intend to contest the lawsuit vigorously.  We are not presently able to estimate the impact, or potential losses, if any, related to this lawsuit.

ITEM 1A:	RISK FACTORS

Our business operations and financial position are subject to various risks.  These risks are described elsewhere in this report and in our most recent Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 2, 2009.  The risk factors identified in Item 1A, Risk Factors, of our 2008 Form 10-K have not changed in any material respect, except for the correction underlined below to our risk factor titled “Termination of the management agreement by us is difficult” and for the additional risk factors added below.

Termination of the management agreement by us is difficult. We may terminate our management agreement only upon the affirmative vote of at least two-thirds of our outstanding common units, including units owned by Atlas America and its affiliates. Upon any termination, our manager will have the right to convert its Class A units into common units on a one-for-one basis and convert its management incentive interests into common units based on their fair market value, if the successor manager does not purchase them. Atlas America will be able to prevent the removal of our manager so long as it owns at least one-third of our common units.

A decrease in natural gas prices could subject our oil and gas properties to a non-cash impairment loss under generally accepted accounting principles. Generally accepted accounting principles require oil and gas properties and other long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  Long-lived assets are reviewed for potential impairments at the lowest levels for which there are identifiable cash flows that are largely independent of other groups of assets. We test our oil and gas properties on a field-by-field basis, by determining if the historical cost of proved properties less the applicable accumulated depletion, depreciation and amortization and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on our own economic interests and our plans to continue to produce and develop proved reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. We estimate prices based on current contracts in place at the impairment testing date, adjusted for basis differentials and market related information, including published futures prices. The estimated future level of production is based on assumptions surrounding future levels of prices and costs, field decline rates, market demand and supply, and the economic and regulatory climates. Accordingly, further declines in the price of natural gas may cause the carrying value of our oil and gas properties to exceed the expected future cash flows, and a non-cash impairment loss would be required to be recognized in the financial statements for the difference between the estimated fair market value, (as determined by discounted future cash flows) and the carrying value of the assets.

Due to the accounting treatment of our derivative contracts, increases in prices for natural gas and crude oil could result in non-cash balance sheet reductions.  With the objective of enhancing the predictability of future revenues, from time to time we enter into natural gas and crude oil derivative contracts.  We elected to designate these derivative contracts as cash flow hedges under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Due to the mark-to-market accounting treatment for these contracts, we could recognize incremental hedge liabilities between reporting periods resulting from increases in reference prices for natural gas and crude oil, which could result in our recognizing a non-cash loss in our accumulated other comprehensive income (loss) and a consequently non-cash decrease in our members’ equity between reporting periods.  Any such decrease could be substantial.

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of April 27, 2009 among Atlas Energy Resources, LLC, Atlas America, Inc., Atlas Energy Management, Inc. and Merger Sub, as defined therein(5)
3.1	Amended and Restated Limited Liability Company Agreement of Atlas Energy Resources, LLC(1)
3.2	Amendment No. 1 to Amended and Restated Operating Agreement of Atlas Energy Resources, LLC(2)
3.3	Certificate of Formation of Atlas Energy Resources, LLC(3)
4.1	Form of common unit certificate (included as Exhibit A to the Amended and Restated Limited Liability Company Agreement of Atlas Energy Resources, LLC)(1)
10.1(a)
Revolving Credit Agreement, dated as of June 29, 2007, among Atlas Energy Operating Company, LLC, its subsidiaries, J.P. Morgan Chase Bank, N.A., as Administrative Agent and the other lenders signatory thereto(2)

10.1(b)	First Amendment to Credit Agreement, dated as of October 25, 2007(4)
10.1(c)	Second Amendment to Credit Agreement dated as of April 9, 2009(6)
10.2	Contribution, Conveyance and Assumption Agreement, dated as of December 18, 2006, among Atlas America, Inc., Atlas Energy Resources, LLC and Atlas Energy Operating company, LLC)(1)
10.3	Omnibus Agreement, dated as of December 18, 2006, between Atlas America, Inc. and Atlas Energy Resources, LLC(1)
10.4	Management Agreement, dated as of December 18, 2006, among Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC and Atlas Energy Management, Inc (1)
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
Amendment to Master Natural Gas Gathering Agreement and Natural Gas Gathering Agreement, dated October 25, 2005, among Atlas Pipeline Partners, L.P., Atlas Pipeline Operating Partnership, L.P., Atlas America, Inc., Resource Energy, Inc., Viking Resources Corporation, Atlas Noble Corp. and Atlas Resources, Inc.(3)

10.5(d)
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

10.7	Agreement for Services among Atlas America, Inc. and Richard Weber, dated April 5, 2006(3)
10.8	Amended and Restated Long-Term Incentive Plan(7)
12.1	Ratio of Earnings to Fixed Charges
31.1	Rule 13(a)-14(a)/15d-14(a) Certification
31.2	Rule 13(a)-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

(1)      Previously filed as an exhibit to our Form 8-K filed December 22, 2006.
(2)      Previously filed as an exhibit to our Form 8-K filed June 29, 2007.
(3)      Previously filed as an exhibit to our registration statement on Form S-1 (Reg. No. 333-136094).
(4)      Previously filed as an exhibit to our Form 8-K filed October 26, 2007.
(5)      Previously filed as an exhibit to our Form 8-K filed April 28, 2009.
(6)      Previously filed as an exhibit to our Form 8-K filed April 17, 2009.
(7)      Previously filed as an exhibit to our Form 10-K for the year ended December 31, 2008 filed March 2, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS ENERGY RESOURCES, LLC
(Registrant)

Date: May 8, 2009	By:	/s/ Matthew A. Jones
Matthew A. Jones
Chief Financial Officer

Date: May 8, 2009	By:	/s/Sean P. McGrath
Sean P. McGrath Chief Accounting Officer