Form 10-Q
period 2009-06-30
Atlas Energy Resources, LLC
filed 2009-08-10
CIK 1368802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes  ☐   No  ☒

The number of common units of the registrant outstanding on July 28, 2009 was 63,381,249.

ATLAS ENERGY RESOURCES, LLC AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ATLAS ENERGY RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$4,849	$5,655
Accounts receivable	70,317	69,411
Current portion of derivative receivable from Partnerships	105	3,022
Current portion of derivative asset	116,977	107,766
Prepaid expenses and other	12,089	14,714
Total current assets	204,337	200,568

Property, plant and equipment, net	1,988,375	1,963,891
Other assets, net	19,226	18,403
Long-term derivative asset	54,465	69,451
Intangible assets, net	3,244	3,838
Goodwill	35,166	35,166
	$2,304,813	$2,291,317

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$77,144	$74,262
Accrued liabilities – interest	19,318	19,878
Accrued liabilities – other	4,787	5,872
Liabilities associated with drilling contracts	88,909	96,883
Accrued well drilling and completion costs	47,430	43,946
Current portion of derivative payable to Partnerships	32,839	34,932
Current portion of derivative liability	3,985	12,829
Total current liabilities	274,412	288,602

Long-term debt	862,289	873,655
Other long-term liabilities	—	6,337
Long-term derivative payable to Partnerships	19,965	22,581
Advances from affiliates	2,735	1,712
Long-term derivative liability	30,333	10,771
Asset retirement obligations	50,142	48,136

Commitments and contingencies (Note 8)

Members’ equity:
Class B members’ interests	941,649	932,804
Class A member’s interest	4,606	6,257
Accumulated other comprehensive income	118,506	100,275
	1,064,761	1,039,336
Non-controlling interest	176	187
Total members’ equity	1,064,937	1,039,523
	$2,304,813	$2,291,317

See accompanying notes to consolidated financial statements.

ATLAS ENERGY RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Well construction and completion	$63,367	$122,341	$175,735	$226,479
Gas and oil production	69,979	78,957	141,922	155,183
Administration and oversight	2,642	5,137	6,494	10,154
Well services	4,806	5,266	9,899	10,064
Gathering	5,388	5,855	10,112	10,265
Total revenues	146,182	217,556	344,162	412,145

Costs and expenses
Well construction and completion	53,701	106,384	149,098	196,939
Gas and oil production	12,712	15,205	27,294	28,286
Well services	2,120	2,650	4,544	5,062
Gathering	6,485	5,610	10,978	9,733
General and administrative expense	12,268	12,286	26,817	24,078
Depreciation, depletion and amortization	27,275	22,948	55,303	44,758
Loss on asset sale	4,250	—	4,250	—
Total costs and expenses	118,811	165,083	278,284	308,856

Operating income	27,371	52,473	65,878	103,289

Other income (expense)
Interest expense	(15,124)	(14,563)	(28,108)	(27,868)
Other, net	(1)	466	79	519
Total other expense, net	(15,125)	(14,097)	(28,029)	(27,349)

Net income	12,246	38,376	37,849	75,940
Income attributable to non-controlling interests	(15)	(17)	(30)	(38)
Net income attributable to members’ interests	$12,231	$38,359	$37,819	$75,902

Allocation of net income attributable to members’ interests:
Class A member’s units	$245	$2,465	$(7,199)	$4,419
Class B members’ units	11,986	35,894	45,018	71,483
Net income attributable to members’ interests	$12,231	$38,359	$37,819	$75,902

Net income attributable to Class B members per unit:
Basic	$0.19	$0.57	$0.70	$1.15
Diluted	$0.19	$0.57	$0.70	$1.14
Weighted average Class B members’ units outstanding:
Basic	63,381	62,144	63,381	61,427
Diluted	63,381	62,819	63,381	61,912

See accompanying notes to consolidated financial statements.

ATLAS ENERGY RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2009
(in thousands, except unit data)
(Unaudited)

					Accumulated
					Other		Total
	Class A Units		Class B Common Units		Comprehensive	Non-controlling	Members’
	Units	Amount	Units	Amount	Income	Interest	Equity
Balance, January 1, 2009	1,293,486	$6,257	63,380,749	$932,804	$100,275	$187	$1,039,523
Units issued	10	—	500	(48)	—	—	(48)
Distributions paid on unissued units under incentive plan	—	—	—	(443)	—	—	(443)
Distributions to members	—	(2,476)	—	(38,663)	—	—	(41,139)
Stock-based compensation	—	—	—	2,981	—	—	2,981
Reversal of management incentive distribution	—	8,024	—	—	—	—	8,024
Distributions to non-controlling interests	—	—	—	—	—	(41)	(41)
Net income	—	(7,199)	—	45,018	—	30	37,849
Other comprehensive income	—	—	—	—	18,231	—	18,231
Balance, June 30, 2009	1,293,496	$4,606	63,381,249	$941,649	$118,506	$176	$1,064,937

See accompanying notes to consolidated financial statements.

ATLAS ENERGY RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,849	$75,940
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred finance costs	1,667	1,512
Depreciation, depletion and amortization	55,303	44,758
Adjustment to reflect cash impact of derivatives	30,623	7,948
Non-cash compensation expense	2,981	2,659
Equity (income) of unconsolidated subsidiary	(174)	(44)
Distributions paid to noncontrolling interests	(41)	(81)
Loss on assets sales and dispositions	4,242	(12)
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	1,808	(16,101)
Accounts payable and accrued expenses	5,974	7,368
Liabilities associated with drilling contracts	(7,974)	(81,497)
Liabilities associated with well drilling and completion costs	3,483	23,734
Other operating assets and liabilities	—	10
Net cash provided by operating activities	135,741	66,194

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(96,413)	(135,670)
Proceeds from sales of assets	10,158	34
Other	66	(128)
Net cash used in investing activities	(86,189)	(135,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	200,000	140,000
Repayments under credit facility	(211,000)	(520,016)
Net proceeds from issuance of debt	—	407,021
Net proceeds from Class B members’ units issued	—	107,733
Distributions paid to members	(39,452)	(72,876)
Advances from (to) affiliates	1,023	(3,075)
Other	(929)	(10,103)
Net cash (used in) provided by financing activities	(50,358)	48,684

Net change in cash and cash equivalents	(806)	(20,886)
Cash and cash equivalents, beginning of period	5,655	25,258
Cash and cash equivalents, end of period	$4,849	$4,372

See accompanying notes to consolidated financial statements.

ATLAS ENERGY RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

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

At June 30, 2009, the Company had 63,381,249 Class B common units and 1,293,496 Class A units outstanding.  The Class A units are entitled to 2% of all quarterly cash distributions by the Company without any requirement for future capital contributions by the holder of such Class A units, even if the Company issues additional Class B common or other equity securities in the future.  The Company is managed by Atlas Energy Management, Inc. (the “Managing Member”), a wholly-owned subsidiary of Atlas America, Inc. and its affiliates ( “Atlas America”), a publicly-traded company (NASDAQ: ATLS).  At June 30, 2009, Atlas America owned 29,952,996 of the Company’s Class B common units and all of the Class A units outstanding, representing a 48.3% ownership interest in the Company.

The accompanying consolidated financial statements, which are unaudited except that the balance sheet at December 31, 2008 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim reporting.  They do not include all disclosures normally made in financial statements contained in Form 10-K.  In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods disclosed have been made.  Management has evaluated subsequent events through August 10, 2009, the date the financial statements were issued. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The statements of income for the three- and six-month periods ended June 30, 2009 may not necessarily be indicative of the statements of income for the full year ending December 31, 2009.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation, including $18.8 million of pre-development costs shown as a component of “Property, plant, and equipment, net” which was previously combined  with “Liabilities associated with drilling contracts” on the Company’s consolidated balance sheets at December 31, 2008.

Merger with Atlas America, Inc.

On April 27, 2009, the Company and Atlas America executed a definitive merger agreement, pursuant to which a newly formed subsidiary of Atlas America will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Atlas America.  In the merger, each Class B common unit of the Company not currently held by Atlas America will be converted into 1.16 shares of Atlas America common stock, and Atlas America will be renamed “Atlas Energy, Inc.”  The Atlas America board of directors has approved the merger agreement and has resolved to recommend that the Atlas America stockholders vote in favor of the transactions contemplated by the merger agreement.  The Company’s board of directors and a special committee of its directors comprised entirely of independent directors have also approved the merger agreement and have resolved to recommend that the Company’s unitholders vote in favor of the merger.  Pending consummation of the merger, the Company has suspended distributions to its Class A and Class B members’ interests.  The transaction will be subject to approval by holders of a majority of the outstanding Atlas America common stock and a majority of the Company’s outstanding Class B units and other customary closing conditions.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On April 27, 2009, the Company and Atlas America executed a definitive merger agreement (see Note 1).  Pending consummation of the merger, the Company has suspended distributions to the Class A and Class B members’ interests.  Due to the suspension of distributions and in accordance with the limited liability company agreement, the Company determined that previously accrued distributions to MII’s of $8.0 million are no longer payable to Atlas Energy Management, Inc.

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

On January 1, 2009, the Company adopted Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 applies to the calculation of earnings per share (“EPS”) described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share” for share-based payment awards with rights to dividends or dividend equivalents.   It states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  The Company’s phantom unit awards, which consists of Class B units issuable under the terms of its long-term incentive plan (see Note 11), contain nonforfeitable rights to distribution equivalents of the Company.  The participation rights result in a non-contingent transfer of value each time the Company declares a distribution or distribution equivalent during the award’s vesting period.  As such, FSP EITF 03-6-1 provides that the net income utilized in the calculation of net income per unit must be after the allocation of income to the phantom units on a pro rata basis.  FSP EITF 03-6-1 requires an entity to retroactively adjust all prior period earnings per unit computations per its guidance.

The following table is a reconciliation of net income allocated to the Class A member units and Class B members’ units for purposes of calculating net income per Class B member unit (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income attributable to members’ interests	$12,231	$38,359	$37,819	$75,902
Income allocable to Class A member’s actual cash incentive distributions reserved(1)	—	1,698	(8,024)	2,901
Income allocable to Class A member’s 2% ownership interest	245	767	825	1,518
Net income attributable to Class A member’s ownership interest	245	2,465	(7,199)	4,419

Net income attributable to Class B members’ ownership interests	11,986	35,894	45,018	71,483

Less: Net income attributable to participating securities – phantom units(2)	(136)	(326)	(508)	(651)
Net income utilized in the calculation of net income attributable to Class B members per unit	$11,850	$35,568	$44,510	$70,832

(1)
The amount for the six months ended June 30, 2009 consists of an adjustment to reverse previously recognized estimated income allocable ($0.13 per Class B members unit) to MIIs as the amounts were determined by the Company during the six months ended June 30, 2009 to be no longer payable to the Managing Member (see Note 1).

(2)
In accordance with FSP EITF 03-6-1, net income attributable to Class B members’ ownership interests is allocated to the phantom units on a pro-rata basis (weighted average phantom units outstanding as a percentage of the sum of weighted average phantom units and Class B members’ units outstanding).

Diluted net income attributable to Class B members per unit is calculated by dividing net income attributable to Class B members, less income allocable to participating securities, by the sum of the weighted average number of Class B members’ units outstanding and the dilutive effect of unit option awards, as calculated by the treasury stock method. Unit options consist of Class B member units issuable upon payment of an exercise price by the participant under the terms of the Company’s long-term incentive plan (see Note 11).  The following table sets forth the reconciliation of the Company’s weighted average number of Class B member units used to compute basic net income attributable to Class B members per unit with those used to compute diluted net income attributable to Class B members per unit (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average number of Class B members’ units – basic	63,381	62,144	63,381	61,427
Add: effect of dilutive unit incentive awards(1)	—	675	—	485
Weighted average number of Class B members’ units – diluted	63,381	62,819	63,381	61,912

(1)
For the three months and six months ended June 30, 2009, approximately1.9 million unit options were excluded from the computation of diluted net income attributable to Class B members per unit because the inclusion of such unit options would have been anti-dilutive.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$12,246	$38,376	$37,849	$75,940
Income attributable to non-controlling interests	(15)	(17)	(30)	(38)
Net income attributable to members’ interests	12,231	38,359	37,819	75,902

Other comprehensive income (loss):
Unrealized holding (loss) gain on hedging contracts	(22,660)	(208,533)	63,281	(308,727)
Less reclassification adjustment for (gains) losses realized in net income	(30,534)	5,010	(45,050)	(1,622)
Total other comprehensive income (loss)	(53,194)	(203,523)	18,231	(310,349)
Comprehensive income (loss) attributable to members’ interests	$(40,963)	$(165,164)	$56,050	$(234,447)

Components of accumulated other comprehensive income at the dates indicated are as follows (in thousands):

	June 30,	December 31,
	2009	2008
Unrealized gain on commodity derivatives	$123,321	$106,117
Unrealized loss on interest rate derivatives	(4,815)	(5,842)
	$118,506	$100,275

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

The estimated service lives of property, plant and equipment excluding natural gas and oil properties are as follows:

Pipelines, processing and compression facilities	15-40 years
Rights-of-way – Appalachia	20-40 years
Buildings and improvements	10-40 years
Furniture and equipment	3-7 years
Other	3-10 years

Property, plant and equipment consist of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2009	2008
Natural gas and oil properties:
Proved properties:
Leasehold interests	$1,232,197	$1,214,991
Predevelopment costs	13,501	18,772
Wells and related equipment	936,566	872,128
	2,182,264	2,105,891
Unproved properties	43,807	43,749
Support equipment	9,081	9,527
	2,235,152	2,159,167
Pipelines, processing and compression facilities	23,252	22,541
Rights-of-way	128	149
Land, buildings and improvements	6,597	6,484
Other	7,269	7,827
	2,272,398	2,196,168
Accumulated depreciation, depletion and amortization:	(284,023)	(232,277)
	$1,988,375	$1,963,891

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

Depletion depreciation and amortization expense is determined on a field-by-field basis using the units-of-production method, with depletion, depreciation and amortization rates for leasehold acquisition costs based on estimated proved reserves and depletion, depreciation and amortization rates for well and related equipment costs based on proved developed reserves associated with each field.  Depletion rates are determined based on reserve quantity estimates and the capitalized costs of undeveloped and developed producing properties.  Capitalized costs of developed producing properties in each field are aggregated to include the Company’s costs of property interests in uncontrolled but proportionately consolidated investment partnerships, wells drilled solely for the Company’s interest, properties purchased and working interests with other outside operators.

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

Unproved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded if conditions indicate the Company will not explore the acreage prior to expiration of the applicable leases or if it is determined that the carrying value of the properties is above their fair value.  There were no impairments of oil and gas properties or unproved properties recorded by the Company for the three and six months ended June 30, 2009 and 2008.

Goodwill

The Company has $35.2 million of goodwill as of June 30, 2009 in connection with several acquisitions of assets.  Goodwill and intangibles with infinite lives must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the related asset might be impaired. Under the principles of SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”), an impairment loss should be recognized if the carrying value of an entity’s reporting units exceeds its estimated fair value.  Because quoted market prices for the Company’s reporting units are not available, the Company must apply judgment in determining the estimated fair value of these reporting units.  The Company uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets.  A key component of these fair value determinations is a reconciliation of the sum of the fair value calculations to the Company’s market capitalization.  The principles of SFAS No. 142 and its interpretations acknowledge that the observed market prices of individual trades of an entity’s equity securities (and thus its computed market capitalization) may not be representative of the fair value of the entity as a whole.  Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity.  Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity’s individual equity securities.  In most industries, including the Company’s, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest.  Therefore, once the above fair value calculations have been determined, the Company also considers a control premium to the calculations.  This control premium is judgmental and is based on, among other items, observed acquisitions in the Company’s industry.  The resultant fair values calculated for the reporting units are then compared to observable metrics on large mergers and acquisitions in the Company’s industry to determine whether those valuations appear reasonable in the Company’s judgment.  The Company’s evaluation of goodwill at December 31, 2008, indicated there was no impairment loss and no impairment indicators arose during the six months ended June 30, 2009.  The Company will continue to evaluate its goodwill at least annually or when impairment indicators arise, and will reflect the impairment of goodwill, if any, in its consolidated financial statements in that period.

Capitalized Interest

The Company capitalizes interest on borrowed funds related to its share of costs associated with the drilling and completion of new oil and gas wells and other capital projects.  Interest is capitalized only during the periods that activities are in progress to bring these assets to their intended use.

The weighted average interest rates used to capitalize interest and the amount of interest capitalized for the following periods were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Weighted average interest rate	6.9%	4.1%	6.8%	4.7%
Interest capitalized (in thousands)	$1,747	$535	$3,724	$1,181

Revenue Recognition

Partnership management.  The Company conducts certain energy activities through, and a portion of its revenues are attributable to, sponsored investment partnerships. The Company contracts with the investment partnerships to drill partnership wells. The contracts require that the investment partnerships pay the Company the full contract price upon execution. The income from a drilling contract is recognized as the services are performed using the percentage of completion method. The contracts are typically completed between 60 and 180 days. On an uncompleted contract, the Company classifies the difference between the contract payments it has received and the revenue earned as a current liability titled “Liabilities Associated with Drilling Contracts” on its consolidated balance sheets. The Company recognizes gathering revenues at the time the natural gas is delivered, and recognizes well services revenues at the time the services are performed. The Company is also entitled to receive administration and oversight fees according to the respective partnership agreements. The Company recognizes such fees as income when services are performed.

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

Because there are timing differences between the delivery of natural gas and oil and its receipt of a delivery statement, the Company has unbilled revenues. These revenues are accrued based upon volumetric data from the Company’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Company had unbilled trade receivables at June 30, 2009 and December 31, 2008 of $26.8 million and $43.7 million, respectively, which are included in accounts receivable on its consolidated balance sheets.

Recently Adopted Accounting Standards

In June 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 requires management of a reporting entity to evaluate events or transactions that may occur after the balance sheet date for potential recognition or disclosure in the financial statements and provides guidance for disclosures that an entity should make about those events.  SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively.  The Company adopted the requirements of SFAS No. 165 on April 1, 2009 and its adoption did not have a material impact to its financial position and results of operations.

In April 2009, the FASB issued Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 applies to all fair value measurements and provides additional clarification on estimating fair value when the market activity for an asset has declined significantly.  FSP FAS 157-4 also requires an entity to disclose a change in valuation technique and related inputs to the valuation calculation and to quantify its effects, if practicable.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company adopted the requirements of FSP FAS 157-4 on April 1, 2009 and its adoption did not have a material impact on the Company’s financial position and results of operations.

In April 2009, the FASB issued Staff Position 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”).  FSP FAS 115-2 and FAS 124-2 change existing guidance for determining whether an impairment is other than temporary for debt securities.  FSP FAS 115-2 and FAS 124-2 replaces the existing requirement that an entity’s management assess it has both the intent and ability to hold an impaired security until recovery with a requirement that management assess that it does not have the intent to sell the security and that it is more likely than not that it will not have to sell the security before recovery of its cost basis.  FSP FAS 115-2 and FAS 124-2 also require that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security and for the entity to present the total other-than-temporary impairment in the statement of operations with an offset for the amount recognized in other comprehensive income.  FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company adopted the requirements of FSP FAS 115-2 and FAS 124-2 on April 1, 2009 and its adoption did not have a material impact on the Company’s financial position and results of operations.

In April 2009, the FASB issued Staff Position 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 require an entity to provide disclosures about fair value of financial instruments in interim financial information.  In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position.  FSP FAS 107-1 APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company adopted the requirements of FSP FAS 107-1 APB 28-1 on April 1, 2009 and its adoption did not have a material impact on the Company’s financial position and results of operations.

In April 2009, the FASB issued Staff Position 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”).  FSP 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated.  If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”.  FSP 141(R)-1 also eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date.  FSP FAS 141(R)-1 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for the Company).  The Company adopted the requirements of FSP 141(R)-1 on January 1, 2009 and its adoption did not have a material impact on the Company’s financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 amends the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), to require enhanced disclosure about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The Company adopted the requirements of SFAS No. 161 on January 1, 2009 and it did not have a material impact on its financial position or results of operations (see Note 6).

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS No. 160 also requires consolidated net income to be reported and disclosed on the face of the consolidated statement of operations at amounts that include the amounts attributable to both the parent and the non-controlling interest. Additionally, SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and that the parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  The Company adopted the requirements of SFAS No. 160 on January 1, 2009 and adjusted its presentation of its financial position and results of operations. Prior period financial position and results of operations have been adjusted retrospectively to conform to the provisions of SFAS No. 160.

In December 2007, the FASB issued SFAS No 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”), however retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141(R) requires an acquirer to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, at their fair values as of that date, with specified limited exceptions.  Changes subsequent to that date are to be recognized in earnings, not goodwill.  Additionally, SFAS No. 141 (R) requires costs incurred in connection with an acquisition be expensed as incurred.  Restructuring costs, if any, are to be recognized separately from the acquisition. The acquirer in a business combination achieved in stages must also recognize the identifiable assets and liabilities, as well as the non-controlling interests in the acquiree, at the full amounts of their fair values. The Company adopted the requirements of SFAS No. 141(R) on January 1, 2009 and it did not have a material impact on its financial position and results of operations.

Recently Issued Accounting Standards

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” (“SFAS No. 168”).  SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  The Codification supersedes all existing non-Securities and Exchange Commission accounting and reporting standards.  Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the Codification.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company will apply the requirements of SFAS No. 168 to its financial statements and will update its disclosure references to the new FASB Codification for the interim period ending September 30, 2009 and does not expect it to have a material impact to its financial position or results of operations.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”).  SFAS No. 167 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  SFAS No. 167 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  SFAS No. 167 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009 (January 1, 2010 for the Company).  The Company will apply the requirements of SFAS No. 167 upon its adoption on January 1, 2010 and does not expect it to have a material impact to its financial position or results of operations or related disclosures.

Modernization of Oil and Gas Reporting

In December 2008, the Securities and Exchange Commission (“SEC”) announced that it had approved revisions to its oil and gas reporting disclosures by adopting amendments to Rule 4-10 of Regulation S-X and Items 201, 801, and 802 of Regulation S-K. These new disclosure requirements are referred to as “Modernization of Oil and Gas Reporting” and include provisions that:

•
Introduce a new definition of oil and gas producing activities. This new definition allows companies to include in their reserve base volumes from unconventional resources. Such unconventional resources include bitumen extracted from oil sands and oil and gas extracted from coal beds and shale formations.

•
Report oil and gas reserves using an unweighted average price using the prior 12-month period, based on the closing prices on the first day of each month, rather than year-end pricing.  This should maximize the comparability of reserve estimates among companies and mitigate the distortion of the estimates that arises when using a single pricing date.

•	Permit companies to disclose their probable and possible reserves on a voluntary basis. Current rules limit disclosure to only proved reserves.

•	Update and revise reserve definitions to reflect changes in the oil and gas industry and new technologies. New updated definitions include “by geographic area” and “reasonable certainty”.

•	Permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes.

•
Require additional disclosures regarding the qualifications of the chief technical person who oversees the company’s overall reserve estimation process. Additionally, disclosures are required related to internal controls over reserve estimation, as well as a report addressing the independence and qualifications of a company’s  reserves preparer or auditor based on Society of Petroleum Engineers criteria.

The Company will begin complying with the disclosure requirements in its annual report on Form 10-K for the year ending December 31, 2009. The new rules may not be applied to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required. The Company is currently in the process of evaluating the new requirements.

NOTE 3 – OTHER ASSETS AND INTANGIBLE ASSETS

Other Assets

The following is a summary of other assets at the dates indicated (in thousands):

	June 30,	December 31,
	2009	2008
Deferred finance costs, net of accumulated amortization of $7,198 and $5,531 at June 30, 2009 and December 31, 2008, respectively	$13,424	$15,018
Long-term derivative receivable from Partnerships	5,028	2,719
Other	774	666
	$19,226	$18,403

Deferred finance costs related to the Company’s credit facility and senior unsecured notes (see Note 9) are recorded at cost and amortized over their respective lives (5 to 10 years).  Long-term derivative receivable from Partnerships represents the portion of the long-term unrealized derivative liability on contracts that have been allocated to them based on their share of total estimated production volumes.

Intangible Assets

Included in intangible assets are partnership management, non-compete agreements and operating contracts acquired through previous acquisitions which were recorded at fair value on their acquisition dates.  The Company amortizes these contracts on the declining balance and straight-line methods, over their respective estimated lives, ranging from two to thirteen years.  Amortization expense for these contracts was $0.3 million for both of the three-month periods ended June 30, 2009 and 2008, and $0.6 million for both of the six-month periods ended June 30, 2009 and 2008.  The aggregate estimated annual amortization expense the remainder of 2009, and for each of the next five calendar years is as follows:  2009—$0.4 million; 2010-2011—$0.7 million; 2012-2013—$0.2 million; and 2014—$0.1 million.

The following is a summary of intangible assets at the dates indicated (in thousands):

	June 30,	December 31,
	2009	2008
Management and operating contracts	$14,343	$14,343
Non-compete agreement	890	890
Total costs	15,233	15,233
Accumulated amortization	(11,989)	(11,395)
	$3,244	$3,838

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

A reconciliation of the Company’s liability for well plugging and abandonment costs for the periods indicated is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Asset retirement obligations, beginning of period	$49,262	$43,801	$48,136	$42,358
Liabilities incurred	166	858	596	1,640
Liabilities settled	(23)	—	(85)	(2)
Accretion expense	737	675	1,495	1,338
Asset retirement obligations, end of period	$50,142	$45,334	$50,142	$45,334

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

Relationship with Company-Sponsored Investment Partnerships.  The Company conducts certain activities through, and a substantial portion of its revenues are attributable to, the Partnerships. The Company serves as managing general partner of the Partnerships and assumes customary rights and obligations for the Partnerships. As a general partner, the Company is liable for Partnership liabilities and can be liable to limited partners if it breaches its responsibilities with respect to the operations of the Partnerships. The Company is entitled to receive management fees, reimbursement for administrative costs incurred, and to share in the Partnerships’ revenue, and costs and expenses according to the respective Partnership agreements.

Relationship with Laurel Mountain and Atlas Pipeline Partners, L.P.  On June 1, 2009, the Company completed the sale of two natural gas processing plants and associated pipelines located in southwestern Pennsylvania for cash of $10.0 million to Laurel Mountain Midstream, LLC (“Laurel Mountain”), a newly-formed joint venture between the Company’s affiliate, Atlas Pipeline Partners, L.P. (NYSE: APL) (“Atlas Pipeline”), and The Williams Companies, Inc. (NYSE:  WMB). (“Williams”).  Upon contribution of its Appalachia Basin natural gas gathering system to Laurel Mountain, Atlas Pipeline received $87.8 million in cash, a preferred equity right to proceeds under a $25.5 million note issued to Laurel Mountain by Williams and a 49.0% ownership interest in Laurel Mountain.  Atlas Pipeline is a subsidiary of the Company’s indirect parent company, Atlas America.  Laurel Mountain owns and operates all of Atlas Pipeline’s previously owned northern Appalachian assets, excluding its northern Tennessee operations, of which the Company will be the largest customer.  The Company recorded a loss on the sale the two natural gas processing plants and associated pipelines of $4.3 million, which is recorded as “Loss on asset sale” on its consolidated statements of income for the three and six months ended June 30, 2009.  The Company used the net proceeds from the sale to repay outstanding borrowings under its revolving credit facility.

Upon completion of the transaction with Laurel Mountain, the Company entered into new gas gathering agreements with Laurel Mountain which superseded the existing master natural gas gathering agreement and omnibus agreement between the Company and Atlas Pipeline.  Under the new gas gathering agreement, the Company is obligated to pay Laurel Mountain all of the gathering fees it collects from the partnerships, which generally ranges from $0.35 per Mcf to the amount of the competitive gathering fee (which is currently defined as 13% of the gross sales price received for the partnerships gas) plus any excess amount of the gathering fees collected up to an amount equal to approximately 16% of the natural gas sales price.  The new gathering agreement contains additional provisions which define certain obligations and options of each party to build and connect newly drilled wells to any Laurel Mountain gathering system.  Unlike the terminated agreements, Atlas America will not assume or guarantee the Company’s obligation to pay gathering fees to Laurel Mountain.

NOTE 6—DERIVATIVE AND FINANCIAL INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations.  These risks are managed by using derivative instruments related to commodity price risk and interest rate risk.  Forward contracts on natural gas and oil are entered into to manage the price risk associated with forecasted sales of natural gas and crude oil.  Interest rate swaps are entered into to manage interest rate risk associated with the Company’s variable rate borrowings.  In accordance with SFAS No. 133, the Company designates these derivatives as cash flow hedges and the derivative instruments have been recorded as either assets or liabilities at fair value in the consolidated balance sheet.  The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified to earnings in the same period during which the hedged transaction affects earnings.  The following table summarizes the fair value of derivative instruments as of June 30, 2009 and December 31, 2008, as well as the gain or loss recognized for the six months ended June 30, 2009 and 2008.  There were no gains or losses recognized in income for ineffective derivative instruments for the six months ended June 30, 2009 and 2008.

Fair Value of Derivative Instruments:

	Asset Derivatives			Liability Derivatives
Derivatives in		Fair Value			Fair Value
SFAS 133 Cash Flow	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
Hedging Relationships	Location	2009	2008	Location	2009	2008
		(in thousands)			(in thousands)

Commodity contracts:	Current assets	$116,977	$107,766	Current liabilities	$(383)	$(9,348)
	Long-term assets	54,465	69,451	Long-term liabilities	(29,120)	(8,410)
		171,442	177,217		(29,503)	(17,758)

Interest rate contracts:	Current assets	—	—	Current liabilities	(3,602)	(3,481)
	Long-term assets	—	—	Long-term liabilities	(1,213)	(2,361)
		—	—		(4,815)	(5,842)

Total derivatives under SFAS No. 133		$171,442	$177,217		$(34,318)	$(23,600)

Effects of Derivative Instruments on Consolidated Statements of Income for the three months and six months ended is as follows:

	Gain/(Loss)		Location of	Gain/(Loss)
	Recognized in OCI on Derivative		Gain/(Loss)	Reclassified from OCI into Income
	(Effective Portion)		Reclassified from	(Effective Portion)
Derivatives in	For the Three Months Ended		Accumulated	For the Three Months Ended
SFAS 133 Cash Flow	June 30,	June 30,	OCI into Income	June 30,	June 30,
Hedging Relationships	2009	2008	(Effective Portion)	2009	2008
	(in thousands)			(in thousands)

Commodity contracts	$(22,528)	$(212,364)	Gas and oil production	$31,564	$(4,896)
Interest rate contracts	(132)	3,831	Interest expense	(1,030)	(114)

	$(22,660)	$(208,533)		$30,534	$(5,010)

	Gain/(Loss)		Location of	Gain/(Loss)
	Recognized in OCI on Derivative		Gain/(Loss)	Reclassified from OCI into Income
	(Effective Portion)		Reclassified from	(Effective Portion)
Derivatives in	For the Six Months Ended		Accumulated	For the Six Months Ended
SFAS 133 Cash Flow	June 30,	June 30,	OCI into Income	June 30,	June 30,
Hedging Relationships	2009	2008	(Effective Portion)	2009	2008
	(in thousands)			(in thousands)

Commodity contracts	$64,286	$(310,522)	Gas and oil production	$47,082	$1,645
Interest rate contracts	(1,005)	1,795	Interest expense	(2,032)	(23)

	$63,281	$(308,727)		$45,050	$1,622

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

In May 2009, the Company received approximately $28.5 million in proceeds from the early termination of natural gas and oil derivative positions for production periods from 2011 through 2013.  In conjunction with the early termination of these derivatives, the Company entered into new derivative positions at prevailing prices at the time of the transaction.  The net proceeds from the early termination of these derivatives were used to reduce indebtedness under the Company’s credit facility (see Note 9).  The gain recognized upon the early termination of these derivative positions will continue to be reported in accumulated other comprehensive income, and will be reclassified into the Company’s consolidated statements of income in the same periods in which the hedged production revenues would have been recognized in earnings.

The Company has a $123.3 million net unrealized gain related to financial derivatives on its gas and oil production which is shown as a component of accumulated other comprehensive income at June 30, 2009, compared to a net unrealized gain of $106.1 million at December 31, 2008.  If the fair values of the instruments remain at current market values, the Company will reclassify $83.0 million of unrealized gains to its consolidated statements of income over the next twelve-month period as these contracts settle and $40.3 million of unrealized gains will be reclassified in later periods.

As of June 30, 2009, the Company had the following natural gas and oil volumes hedged:

Natural Gas Fixed Price Swaps

Production
Period Ending		Average	Fair Value
December 31,	Volumes	Fixed Price	Asset/(Liability)(1)
	(MMBtu)	(per MMBtu)	(in thousands)
2009	21,790,000	$8.044	$79,987
2010	31,880,000	$7.708	52,270
2011	20,720,000	$7.040	2,973
2012	19,680,000	$7.223	1,131
2013	10,620,000	$7.126	(1,631)
			$134,730

Natural Gas Costless Collars

Production
Period Ending			Average	Fair Value
December 31,	Option Type	Volumes	Floor and Cap	Asset/(Liability)(1)
		(MMBtu)	(per MMBtu)	(in thousands)
2009	Puts purchased	120,000	$11.000	$795
2009	Calls sold	120,000	$15.350	—
2010	Puts purchased	3,360,000	$7.839	6,584
2010	Calls sold	3,360,000	$9.007	—
2011	Puts purchased	9,540,000	$6.523	145
2011	Calls sold	9,540,000	$7.666	—
2012	Puts purchased	4,020,000	$6.514	—
2012	Calls sold	4,020,000	$7.718	(978)
2013	Puts purchased	5,340,000	$6.516	—
2013	Calls sold	5,340,000	$7.811	(1,737)
				$4,809

Crude Oil Fixed Price Swaps

Production
Period Ending		Average	Fair Value
December 31,	Volumes	Fixed Price	Asset/(Liability)(2)
	(Bbl)	(per Bbl)	(in thousands)
2009	31,700	$99.497	$896
2010	48,900	$97.400	1,079
2011	42,600	$77.460	(30)
2012	33,500	$76.855	(105)
2013	10,000	$77.360	(35)
			$1,805

Crude Oil Costless Collars

Production
Period Ending			Average	Fair Value
December 31,	Option Type	Volumes	Floor and Cap	Asset/(Liability)(2)
		(Bbl)	(per Bbl)	(in thousands)
2009	Puts purchased	19,500	$85.000	$289
2009	Calls sold	19,500	$116.884	—
2010	Puts purchased	31,000	$85.000	448
2010	Calls sold	31,000	$112.918	—
2011	Puts purchased	27,000	$67.223	—
2011	Calls sold	27,000	$89.436	(45)
2012	Puts purchased	21,500	$65.506	—
2012	Calls sold	21,500	$91.448	(73)
2013	Puts purchased	6,000	$65.358	—
2013	Calls sold	6,000	$93.442	(24)
				$595
			Total Net Asset	$141,939

(1)  Fair value based on forward NYMEX natural gas prices, as applicable.
(2)  Fair value based on forward WTI crude oil prices, as applicable.

The Company’s commodity price risk management includes estimated future natural gas and crude oil production of the Partnerships.  Therefore, a portion of any unrealized derivative gain or loss is allocable to the limited partners of the Partnerships based on their share of estimated gas and oil production related to the derivatives not yet settled.  At June 30, 2009 and December 31, 2008, net unrealized derivative liabilities of $47.7 million and $51.8 million, respectively, are payable to the limited partners in the Partnerships and are included in the consolidated balance sheets as follows (in thousands):

	June 30,	December 31,
	2009	2008
Current portion of derivative receivable from Partnerships	$105	$3,022
Other assets – long-term	5,028	2,719
Current portion of derivative payable to Partnerships	(32,839)	(34,932)
Long-term derivative payable to Partnerships	(19,965)	(22,581)
	$(47,671)	$(51,772)

Interest Rate Risk Hedging Program

At June 30, 2009, the Company had $456.0 million of borrowings under its revolving credit facility (see Note 9). At June 30, 2009, the Company had interest rate derivative contracts having an aggregate notional principal amount of $150.0 million through January 2011, which were designated as cash flow hedges.  Under the terms of the contract, the Company will pay an interest rate of 3.11%, plus the applicable margin as defined under the terms of its revolving credit facility, and will receive LIBOR, plus the applicable margin, on the notional principal amounts.  This derivative effectively converts $150.0 million of the Company’s floating rate debt under the revolving credit facility to fixed-rate debt.  The Company has accounted for the interest rate derivative contracts as effective hedge instruments under SFAS No. 133.

At June 30, 2009, the Company’s interest rate derivatives were as follows:

Interest Fixed Rate Swap

			Contract
	Notional		Period Ended	Fair Value
Term	Amount	Option Type	December 31,	(Liability)
				(in thousands)
January 2008 – January 2011	$150,000,000	Pay 3.11% - Receive LIBOR	2009	$(1,932)
			2010	(2,757)
			2011	(126)
			Total Net Liability	$(4,815)

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of SFAS No. 157, “Fair Value Measurements”, to its financial instruments.  SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  SFAS No. 157 hierarchy defines three levels of inputs that may be used to measure fair value:

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

Derivative Instruments. All of the Company’s derivative contracts are defined as Level 2. The Company’s natural gas and crude oil derivative contracts are valued based on prices quoted on the NYMEX or WTI and adjusted by the respective counterparty using various assumptions including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments. The Company’s interest rate derivative contracts are valued using a LIBOR rate-based forward price curve model.  Information for assets and liabilities measured at fair value on a recurring basis at June 30, 2009 and December 31, 2008 is as follows (in thousands):

	June 30, 2009		December 31, 2008
	Level 2	Total	Level 2	Total
Commodity-based derivatives	$141,939	$141,939	$159,459	$159,459
Interest rate swap-based derivatives	(4,815)	(4,815)	(5,842)	(5,842)
Total	$137,124	$137,124	$153,617	$153,617

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company has certain assets and liabilities that are reported at fair value on a nonrecurring basis in its consolidated balance sheets.  The following methods and assumptions were used to estimate fair values.

Asset Retirement Obligations. The Company estimates the fair value of asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as:  amounts and timing of settlements; the credit-adjusted risk-free rate of the Company; and estimated inflation rates (see Note 4).

Oil and Gas Property Impairments. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its proved oil and gas properties for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such properties (see Note 2).  The Company’s evaluation indicated there was no impairment of its oil and gas properties for the three- and six-month periods ended June 30, 2009 and 2008.

Information for assets that are measured at fair value on a nonrecurring basis for the three- and six-month periods ended June 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009		June 30, 2009
	Level 3	Total	Level 3	Total

Asset retirement obligations	$166	$166	$596	$596
Total	$166	$166	$596	$596

NOTE 8—COMMITMENTS AND CONTINGENCIES

General Commitments

The Company is the managing general partner of the Partnerships, and has agreed to indemnify each investor partner from any liability that exceeds such partner’s share of Partnership assets. Subject to certain conditions, investor partners in certain Partnerships have the right to present their interests for purchase by the Company, as managing general partner. The Company is not obligated to purchase more than 5% to 10% of the units in any calendar year. Based on past experience, the management of the Company believes that any liability incurred would not be material.  The Company may be required to subordinate a part of its net partnership revenues from the Partnerships to the receipt of cash distributions to the investor partners from the investment partnerships equal to at least 10% of their subscriptions determined on a cumulative basis, in accordance with the terms of the partnership agreements.  For the three- and six-month periods ended June 30, 2009, $699,100 and $871,500, respectively, of the Company’s net revenues were subordinated, which reduced its cash distributions received from the investment partnerships for the respective periods.  No subordination of the Company’s net revenues was required for the three- and six-month periods ended June 30, 2008 with regard to the Partnerships.

Atlas America is party to employment agreements with certain executives that provide compensation, severance and certain other benefits. Some of these obligations may be allocable to the Company (see Note 5).

As of June 30, 2009, the Company is a guarantor of 50% ($8.7 million) of Crown Drilling of Pennsylvania, LLC’s $17.4 million credit arrangement.

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

Following the announcement of the merger agreement on April 27, 2009, the following actions were filed in Delaware Chancery Court purporting to challenge the merger:

•	Alonzo v. Atlas Energy Resources, LLC, et al., C.A. No. 4553-VCN (Del. Ch. filed 4/30/09);

•	Operating Engineers Constructions Industry and Miscellaneous Pension Fund v. Atlas America, Inc., et al., C.A. No. 4589-VCN (Del. Ch. filed 5/13/09);

•	Vanderpool v. Atlas Energy Resources, LLC, et al., C.A. No. 4604-VCN (Del. Ch. filed 5/15/09);

•	Farrell v. Cohen, et al., C.A. No. 4607-VCN (Del. Ch. filed 5/19/09); and

•	Montgomery County Employees’ Retirement Fund v. Atlas Energy Resources, L.L.C., et al., C.A. No. 4613-VCN (Del. Ch. filed 5/21/09).

On June 15, 2009, Vice Chancellor Noble issued an order consolidating all five lawsuits, renaming the action In re Atlas Energy Resources, LLC Unitholder Litigation, C.A. No. 4589-VCN, and appointing as co-lead plaintiffs Operating Engineers Construction Industry and Miscellaneous Pension Fund and Montgomery County Employees Retirement Fund. Plaintiffs filed a Verified Consolidated Class Action Complaint on July 1, 2009, which has superseded all prior complaints. On July 27, 2009, the Chancery Court granted the parties’ scheduling stipulation, setting a preliminary injunction hearing for September 4, 2009. The complaint advances claims of breach of fiduciary duty in connection with the merger agreement, including allegations of inadequate disclosures in connection with the unitholder vote on the merger, and seeks monetary damages or injunctive relief, or both. On August 7, 2009, plaintiffs advised the court by letter that the hearing date be removed from the court’s calendar.  Plaintiffs have advised counsel that they intend to continue to pursue the case after the merger as a claim for monetary damages.  Predicting the outcome of this lawsuit is difficult. An adverse judgment for monetary damages could have a material adverse effect on the operations of the combined company after the merger. A preliminary injunction, had plaintiffs successfully pursued it, could have delayed or jeopardized the completion of the merger, and an adverse judgment granting permanent injunctive relief could have indefinitely enjoined completion of the merger. Based on the facts known to date, the defendants believe that the claims asserted against them in this lawsuit are without merit, and intend to defend themselves vigorously against the claims.

The Company is also a party to various routine legal proceedings arising in the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 9—LONG-TERM DEBT

Total debt consists of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2009	2008
Revolving credit facility	$456,000	$467,000
10.75% senior unsecured notes – due 2018	400,000	400,000
Unamortized notes premium	6,289	6,655
	862,289	873,655
Less current maturities	—	—
	$862,289	$873,655

Revolving Credit Facility.  At June 30, 2009, the Company had a credit facility with a syndicate of banks with a borrowing base of $650.0 million that matures in June 2012.  The borrowing base is redetermined semiannually on April 1 and October 1 subject to changes in the Company’s oil and gas reserves or is automatically reduced by 25% of the stated principal of any senior unsecured notes issued by the Company.  On July 16, 2009, the Company issued $200.0 million of senior unsecured notes, and the borrowing base was reduced by $50.0 million to $600.0 million (see Note 13).  Up to $50.0 million of the credit facility may be in the form of standby letters of credit, of which $1.2 million was outstanding at June 30, 2009, which are not reflected as borrowings on the Company’s consolidated balance sheets.   The credit facility is secured by substantially all of the Company’s assets and is guaranteed by each of the Company’s subsidiaries and bears interest at either the base rate plus the applicable margin or at adjusted LIBOR plus the applicable margin, elected at the Company’s option.  On April 9, 2009, the credit agreement was amended to, among other things, increase the applicable margin on Eurodollar Loans from a range of 100 to 175 basis points to a range of 200 to 300 basis points and the applicable margin for base rate loans from a range of 0 to 75 basis points to a range of 112.5 to 212.5 basis points.  At June 30, 2009 and December 31, 2008, the weighted average interest rate on the credit facility’s outstanding borrowings was 2.9% and 2.8%, respectively.  The base rate for any day equals the higher of the federal funds rate plus 0.50%, the J.P. Morgan prime rate or the Adjusted LIBOR for a 30-day interest period plus 1.0%.  Adjusted LIBOR is LIBOR divided by 1.00 minus the percentage prescribed by the Federal Reserve Board for determining the reserve requirement for Eurocurrency liabilities.  The credit agreement was amended on July 10, 2009, in anticipation of the merger between the Company and Atlas America (see Note 13).

The events which constitute an event of default for the Company’s credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreement, adverse judgments against the Company in excess of a specified amount, and a change of control.  In addition, the agreement limits sales, leases or transfers of assets and the incurrence of additional indebtedness.  The agreement limits the distributions payable by the Company if an event of default has occurred and is continuing or would occur as a result of such distribution.  The Company was in compliance with these covenants as of June 30, 2009.  The credit facility also requires the Company to maintain ratios of current assets (as defined in the credit facility) to current liabilities (as defined in the credit facility) of not less than 1.0 to 1.0 and a ratio of total debt (as defined in the credit facility) to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”, as defined in the credit facility) of 3.75 to 1.0 commencing January 1, 2009, and decreasing to 3.5 to 1.0 commencing January 1, 2010 and thereafter.  According to the definitions contained in the Company’s credit facility, the Company’s ratio of current assets to current liabilities was 1.3 to 1.0 and its ratio of total debt to EBITDA was 2.7 to 1.0 at June 30, 2009.

Senior Unsecured Notes.  At June 30, 2009, the Company had $400.0 million principal amount outstanding of 10.75% senior unsecured notes (“Senior Notes”) due on February 1, 2018 (see Note 13).  The Senior Notes are presented combined with the $6.3 million unamortized premium received at June 30, 2009.  Interest on the Senior Notes is payable semi-annually in arrears on February 1 and August 1 of each year.  The Senior Notes are redeemable at any time at specified redemption prices, together with accrued and unpaid interest to the date of redemption.  In addition, before February 1, 2011, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the proceeds of equity offerings at a stated redemption price.  The Senior Notes are also subject to repurchase by the Company at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if the Company does not reinvest the net proceeds within 360 days.  The Senior Notes are junior in right of payment to the Company’s secured debt, including its obligations under its credit facility.  The indenture governing the Senior Notes contains covenants, including limitations of the Company’s ability to:  incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets.  The Company is in compliance with the covenants as of June 30, 2009.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Gas and oil production
Appalachia:
Revenues	$32,556	$33,988	$62,150	$62,896
Costs and expenses	6,902	5,862	14,316	10,881
Segment profit	$25,654	$28,126	$47,834	$52,015

Michigan/Indiana:
Revenues	$37,423	$44,969	$79,772	$92,287
Costs and expenses	5,810	9,343	12,978	17,405
Segment profit	$31,613	$35,626	$66,794	$74,882

Partnership management
Revenues	$75,342	$137,789	$200,511	$255,300
Costs and expenses	62,122	114,547	164,259	211,541
Segment profit	$13,220	$23,242	$36,252	$43,759

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Reconciliation of segment profit to net income
Segment profit
Gas and oil production-Appalachia	$25,654	$28,126	$47,834	$52,015
Gas and oil production-Michigan/Indiana	31,613	35,626	66,794	74,882
Partnership management	13,220	23,242	36,252	43,759
Total segment profit	70,487	86,994	150,880	170,656
General and administrative expense	(12,268)	(12,286)	(26,817)	(24,078)
Depreciation, depletion and amortization	(27,275)	(22,948)	(55,303)	(44,758)
Loss on asset sale	(4,250)	—	(4,250)	—
Interest expense(1)	(15,124)	(14,563)	(28,108)	(27,868)
Other − net(2)	676	1,179	1,447	1,988
Net income	$12,246	$38,376	$37,849	$75,940
________________
(1)	The Company notes that interest expense has not been allocated to its reportable segments as it would be impracticable to reasonably do so for the periods presented.
(2)
Revenues, net of expenses, for AGO well services and transportation of $0.7 million for both of the three-month periods ended June 30, 2009 and 2008, and $1.4 million and $1.5 million for the six-month periods ended June 30, 2009 and 2008,  respectively, do not meet the quantitative threshold for reporting segment information.  These amounts have been included in “Other – net” above.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Capital expenditures:
Gas and oil production
Appalachia	$26,289	$60,410	$68,991	$99,621
Michigan	4,480	18,930	11,396	34,193
Partnership management	8,180	390	15,607	1,200
Corporate	257	323	419	656
	$39,206	$80,053	$96,413	$135,670

	June 30,	December 31,
	2009	2008
Balance sheets:
Goodwill
Gas and oil production – Appalachia	$21,527	$21,527
Partnership management	13,639	13,639
	$35,166	$35,166

Total assets:
Gas and oil production
Appalachia	$834,875	$794,521
Michigan/Indiana	1,394,929	1,416,042
Partnership management	49,475	53,031
Corporate	25,534	27,723
	$2,304,813	$2,291,317

The following table reconciles revenues shown for each operating segment to total revenues shown on the consolidated statements of income for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Gas & oil production – Appalachia	$32,556	$33,988	$62,150	$62,896
Gas & oil production – Michigan/Indiana	37,423	44,969	79,772	92,287
Partnership management	75,342	137,789	200,511	255,300
Other	861	810	1,729	1,662
	$146,182	$217,556	$344,162	$412,145

NOTE 11 - BENEFIT PLANS

The Company has a Long-Term Incentive Plan (“LTIP”), which provides performance incentive awards to officers, employees and board members and employees of its affiliates, consultants and joint-venture partners.  The LTIP is administered by the Company’s compensation committee, which may grant awards of restricted stock units, phantom units or unit options.  Awards for a total of 3,742,000 common units may be granted under the LTIP.  Awards granted after 2006 vest 25% after three years and 100% upon the four-year anniversary of grant, except for awards of 1,500 units to board members which vest 25% per year over four years. Awards granted in 2006 vest 25% per year over four years. Upon termination of service by a grantee, all unvested awards are forfeited. A restricted stock or phantom unit entitles a grantee to receive a common unit of the Company upon vesting of the unit or, at the discretion of the Company’s compensation committee, cash equivalent to the then fair market value of a common unit of the Company.  In tandem with phantom unit grants, the Company’s compensation committee may grant a distribution equivalent right (“DER”), which is the right to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions the Company makes on a common unit during the period such phantom unit is outstanding.

Restricted Stock and Phantom Units.  Under the LTIP, 23,523 and 26,375 units of restricted stock and phantom units were awarded during the six months ended June 30, 2009 and 2008, respectively. The fair value of the grants is based on the closing stock price on the grant date, and is being charged to operations over the requisite service periods using a straight-line attribution method.

The following table summarizes the activity of restricted stock and phantom units for the six months ended June 30, 2009:

		Weighted
		Average
		Grant Date
	Units	Fair Value
Non-vested shares outstanding at December 31, 2008	768,829	$23.86
Granted	23,523	14.50
Vested	(13,073)	21.70
Forfeited	(8,000)	20.78
Non-vested shares outstanding at June 30, 2009	771,279	$23.65

Unit Options.  There were no unit options granted during the six months ended June 30, 2009.  During the six months ended June 30, 2008, 14,000 unit options were awarded under the LTIP. Option awards expire 10 years from the date of grant and are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The Company uses the Black-Scholes option pricing model to estimate the weighted average fair value per option granted.

The following table sets forth option activity for the six months ended June 30, 2009:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Units	Price	(in years)	(in thousands)

Outstanding at December 31, 2008	1,902,902	$24.17
Granted	—	—
Exercised	—	—
Forfeited or expired	(7,500)	23.06
Outstanding at June 30, 2009	1,895,402	$24.18	7.4	$0
Options exercisable at June 30, 2009	280,314	$21.00	6.8
Available for grant at June 30, 2009	1,038,063

The following tables summarize information about unit options outstanding and exercisable at June 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$21.00 – 23.06	1,647,302	7.4	$22.59	280,314	$21.00
$30.24 – 35.00	240,600	8.0	$34.53	—	—
$37.79 and above	7,500	8.5	$39.79	—	—
	1,895,402	7.4	$24.18	280,314	$21.00

The Company recognized $1.5 million and $1.3 million in compensation expense related to restricted stock units, phantom units and unit options for the three months ended June 30, 2009 and 2008, respectively.  The Company recognized $3.0 million and $2.7 million in related compensation expense for the six months ended June 30, 2009 and 2008, respectively.  The Company paid $0.3 million with respect to its LTIP DERs for the three months ended June 30, 2008, and $0.4 million and $0.7 million for the six months ended June 30, 2009 and 2008, respectively.  No payment was made with respect to its LTIP DERs for the three months ending June 30, 2009.  These amounts were recorded as a reduction of members’ equity on the Company’s consolidated balance sheet during the respective period.  At June 30, 2009, the Company had approximately $10.9 million of unrecognized compensation expense related to the unvested portion of the restricted stock units, phantom units and unit options.

NOTE 12 – CASH DISTRIBUTIONS

The Company is required to distribute, within 45 days after the end of each quarter, all of its available cash (as defined in its limited liability company agreement) for that quarter to its Class A and Class B common unitholders in accordance with their respective percentage interests.  If Class A and Class B common unit distributions exceed specified target levels in any quarter during or subsequent to the completion of certain tests in accordance with the Company’s limited liability company agreement, the Managing Member will receive MIIs between 15% and 50% of such distributions in excess of the specified target levels as defined in the Company’s limited liability company agreement.  The tests within the Company’s limited liability company agreement include a 12-quarter test which requires, among other things, that the Company pay a quarterly cash distribution per unit that, on average, exceeds $0.42 per unit for 12 full, consecutive, non-overlapping calendar quarters and does not have a calendar quarter during which the distribution per unit was not reduced.  Effective April 27, 2009, the Company has suspended further distributions due to the announcement of its intent to merge with Atlas America (see Note 1).  The Company’s suspension of the quarterly distribution during the three months and six months ended June 30, 2009 means that it has not met the tests within the limited liability company agreement and, as such, the Managing Member will not receive the MIIs that were previously reserved for during previous periods.  Distributions declared by the Company from January 1, 2008 to June 30, 2009 are as follows:

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

NOTE 13 – SUBSEQUENT EVENTS

Issuance of Senior Unsecured Notes

On July 16, 2009, the Company issued $200.0 million of 12.125% senior unsecured notes (“12.125% Senior Notes”) due 2017 at 98.116% of par value to yield 12.5% at maturity.  The Company used the net proceeds from the issuance of approximately $191.7 million, net of underwriting fees of $4.5 million, to repay outstanding borrowings under its revolving credit facility.  Under the terms of the Company’s credit facility (see Note 9), the credit facility borrowing base is automatically reduced by 25% of the stated principal amount of any senior unsecured notes offering.  As such, the borrowing base of the Company’s credit facility was reduced by $50.0 million to $600.0 million upon the issuance of the 12.125% Senior Notes.  Interest on the 12.125% Senior Notes is payable semi-annually in arrears on February 1 and August 1 of each year.  The 12.125% Senior Notes are redeemable at any time at certain redemption prices, together with accrued interest at the date of redemption.  In addition, before August 1, 2012, the Company may redeem up to 35% of the aggregate principal amount of the 12.125% Senior Notes with the proceeds of certain equity offerings at a stated redemption price of 112.125% of the principal, plus accrued interest.  The 12.125% Senior Notes are junior in right of payment to the Company’s secured debt, including its obligations under its revolving credit facility.  The indenture governing the 12.125% Senior Notes contains covenants, including limitations of the Company’s ability to incur certain liens, engage in sale/leaseback transactions, incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase, or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets.

Amendment to Revolving Credit Facility

On July 10, 2009, the Company received the requisite consent from its lenders to amend its revolving credit facility to permit the merger with Atlas America. The material terms of the amendment are:

•	The merger with Atlas America will be permitted,

•
Restrictions on the Company’s ability to make payments with respect to its equity interests will be revised to permit it to make distributions to Atlas America in an amount equal to the income tax liability at the highest marginal rate attributable to the Company’s net income. In addition, the Company will be permitted to make distributions to Atlas America of up to $40.0 million per year and, to the extent that it distributes less than that amount in any year, may carry over up to $20.0 million for use in the next year,

•	The definition of change of control will be revised to include a change of control of Atlas America.

The amendment will become effective upon consummation of the merger.

Natural Gas Derivative Contracts

On July 20, 2009, the Company entered into certain natural gas derivative contracts for calendar 2013 production volumes of 220,000 MMbtu per month with an average fixed price of $6.90 per MMbtu.

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

We are a publicly-traded Delaware limited liability Company (NYSE: ATN) and an independent developer and producer of natural gas and oil, with operations in the Appalachian Basin, the Michigan Basin, and the Illinois Basin.  Within these Basins we focus our drilling and production in four established shale plays; namely, the Marcellus Shale of western Pennsylvania, the Antrim Shale of northern Michigan, the Chattanooga Shale of northeastern Tennessee, and the New Albany Shale of west central Indiana.  Our Appalachian Basin operations are primarily located in eastern Ohio, western Pennsylvania, and north central Tennessee.  We have additional operations in New York, West Virginia and Kentucky.  We specialize in the development of these natural gas basins because they provide us with repeatable, low-risk drilling opportunities.  We are a leading sponsor and manager of tax-advantaged, direct investment natural gas and oil partnerships in the United States. Our focus is to increase our reserves, production, and cash flows through a balanced mix of generating new opportunities of geologic prospects, natural gas and oil exploitation and development, and sponsorship of investment partnerships. We generate both upfront and ongoing fees from the drilling, production, servicing, and administration of our wells in these partnerships.

Our business is conducted through three reportable business segments:

•	Two gas and oil production segments, in Appalachia and Michigan/Indiana, which consist of our interests in oil and gas properties; and

•	Our partnership management segment, which consists of well construction and completion, administration and oversight, well services and gathering activities.

RECENT DEVELOPMENTS

Formation of Atlas Resources Public #18-2009(B) L.P.

On June 29, 2009, we completed fundraising for Atlas Resources Public #18-2008 Drilling Program, raising $122.8 million representing the second partnership (Atlas Resources Public #18-2009(B) L.P.) in the program.  Atlas Resources, LLC, our wholly-owned subsidiary, serves as the managing general partner.

Sale of Natural Gas Gathering and Processing Assets

On June 1, 2009, we completed the sale of two natural gas processing plants and associated pipelines located in southwestern Pennsylvania for cash of $10.0 million to Laurel Mountain Midstream, LLC (“Laurel Mountain”), a newly-formed joint venture between our affiliate, Atlas Pipeline Partners, L.P. (NYSE: APL) (“Atlas Pipeline”), and The Williams Companies, Inc. (NYSE:  WMB). (“Williams”).  Upon contribution of its Appalachia Basin natural gas gathering system to Laurel Mountain, Atlas Pipeline received $87.8 million in cash, a preferred equity right to proceeds under a $25.5 million note issued to Laurel Mountain by Williams and a 49.0% ownership interest in Laurel Mountain.  Atlas Pipeline is a subsidiary of our indirect parent company, Atlas America, Inc. (NASDAQ: ATLS), (“Atlas America”).  Laurel Mountain owns and operates all of Atlas Pipeline’s previously owned northern Appalachian assets, excluding its northern Tennessee operations, of which we will be the largest customer.  We recorded a loss on the sale of the two natural gas processing plants and associated pipelines of $4.3 million which is recorded as “Loss on asset sale” on our consolidated statements of income for the three and six months ended June 30, 2009.  We used the net proceeds to reduce borrowings under our revolving credit facility.

Upon completion of the transaction with Laurel Mountain, we entered into new gas gathering agreements with Laurel Mountain which superseded the existing master natural gas gathering agreement and omnibus agreement between us and Atlas Pipeline.  Under the new gas gathering agreement, we are obligated to pay Laurel Mountain all of the gathering fees we collect from the partnerships, which generally ranges from $0.35 per Mcf to the amount of the competitive gathering fee (which is currently defined as 13% of the gross sales price received for the partnerships gas) plus any excess amount of the gathering fees collected up to an amount equal to approximately 16% of the natural gas sales price.  The new gathering agreement contains additional provisions which define certain obligations and options of each party to build and connect newly drilled wells to any Laurel Mountain gathering system.

Early Termination of Derivative Instruments

In May 2009, we received approximately $28.5 million in proceeds from the early settlement of natural gas and oil derivative positions for production periods from 2011 through 2013. In conjunction with the early termination of these derivatives, we entered into new derivative position at the prevailing prices at the time of the transaction. The net proceeds from the early termination of these derivatives were used to reduce indebtedness under our revolving credit facility (see “Credit Facility”).

Merger with Atlas America, Inc.

On April 27, 2009, we and Atlas America executed a definitive merger agreement, pursuant to which a newly formed subsidiary of Atlas America will merge with and into us, with us surviving as a wholly-owned subsidiary of Atlas America.  In the merger, each Class B common unit of ours not currently held by Atlas America will be converted into 1.16 shares of Atlas America common stock, and Atlas America will be renamed “Atlas Energy, Inc.”  The Atlas America board of directors has approved the merger agreement and has resolved to recommend that the Atlas America stockholders vote in favor of the transactions contemplated by the merger agreement.  Our board of directors and a special committee of our directors comprised entirely of independent directors have also approved the merger agreement and have resolved to recommend that our unitholders vote in favor of the merger.  Pending consummation of the merger, we have suspended distributions to our Class A and Class B members’ interests.  The transaction will be subject to approval by holders of a majority of the outstanding Atlas America common stock and a majority of our outstanding Class B units and other customary closing conditions.

Credit Agreement Amendment

Effective April 9, 2009, we entered into a second amendment to our credit agreement with a syndicate of banks, which among other things, adjusted our credit facility borrowing base to $650.0 million (see “Subsequent Events”).  The amendment also modified the definition of applicable margin above adjusted LIBOR or the base rate (as defined in the credit agreement) upon which borrowings under the credit facility bear interest by adjusting the Eurodollar Loans rate (as defined in the credit agreement) from a range of 100 to 175 basis points to a range of 200 to 300 basis points and the applicable margin for base rate loans from a range of 0 to 75 basis points to a range of 112.5 to 212.5 basis points, subject to amounts drawn against the credit facility.

SUBSEQUENT EVENTS

Senior Unsecured Notes

On July 16, 2008, we issued $200.0 million of 12.125% senior unsecured notes (“12.125% Senior Notes”) due 2017 at 98.116% of par value to yield 12.5% at maturity.  We used the net proceeds of $191.7 million, net underwriting fees of $4.5 million, to repay outstanding borrowings under our revolving credit facility.Under the terms of our credit facility (see “Credit Facility”), the credit facility borrowing base is automatically reduced by 25% of the stated principal amount of any senior unsecured notes offering by us.  As such, the borrowing base of our credit facility was reduced by $50.0 million to $600.0 million upon the issuance of the 12.125% Senior Notes. Interest on the 12.125% Senior Notes is payable semi-annually in arrears on February 1 and August 1 of each year.  The 12.125% Senior Notes are redeemable at any time at certain redemption prices, together with accrued interest at the date of redemption.  In addition, before August 1, 2012, we may redeem up to 35% of the aggregate principal amount of the 12.125% Senior Notes with the proceeds of certain equity offerings at a stated redemption price of 112.125% of the principal, plus accrued interest.The 12.125% Senior Notes are junior in right of payment to our secured debt, including our obligations under the revolving credit facility.  The indenture governing the 12.125% Senior Notes contains covenants, including limitations of our ability to incur certain liens, engage in sale/leaseback transactions, incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase, or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of our assets.

Amendment to Revolving Credit Facility

On July 10, 2009, we received the requisite consent from our lenders to amend our revolving credit facility to permit the merger with Atlas America. The material terms of the amendment are:

•	The merger with Atlas America will be permitted,

•
Restrictions on our ability to make payments with respect to our equity interests will be revised to permit us to make distributions to Atlas America in an amount equal to the income tax liability at the highest marginal rate attributable to our net income. In addition, we will be permitted to make distributions to Atlas America of up to $40.0 million per year and, to the extent that we distribute less than that amount in any year, may carry over up to $20.0 million for use in the next year,

•	The definition of change of control will be revised to include a change of control of Atlas America.

The amendment will become effective upon consummation of the merger.

Natural Gas Derivative Contracts

On July 20, 2009, we entered into certain natural gas derivative contracts for calendar 2013 production volume of 220,000 MMbtu per month with an average fixed price of $6.90 per MMbtu.

Key Performance Indicators as of and for the three and six months ended June 30, 2009:

In our Appalachia gas and oil operations:

•	we own direct and indirect working interests in approximately 8,631 gross productive gas and oil wells;

•	we own overriding royalty interests in approximately 629 gross productive gas and oil wells;

•	our net daily production was 43.6 Mmcfe per day and 42.9 Mmcfe per day for the three months and six months ended June 30, 2009;

•	we lease approximately 935,300 gross (889,700 net) acres, of which approximately 623,300 gross (616,400 net) acres are undeveloped;

•
included in our undeveloped acreage are approximately 531,950 Marcellus acres in Pennsylvania, New York and West Virginia, of which approximately 266,100 acres are located in our core Marcellus Shale position in southwestern Pennsylvania;

•	we drilled 126 gross wells (including 42 Marcellus Shale wells), during the six months ended June 30, 2009, on behalf of our investment partnerships;

•
we have drilled 153 vertical and 10 horizontal gross Marcellus Shale wells to date, of which 140 vertical and 5 horizontal Marcellus Shale wells have been successfully completed and have been turned on line and are producing;

•	of the 153 Marcellus Shale wells we drilled to date, we have completed 42 wells using the multi-frac technique we developed with successful results;

•	we connected 179 gross wells to gathering systems during the six months ended June 30, 2009; and

•	we drilled and participated in 21 horizontal wells in the Chattanooga Shale of eastern Tennessee to date. We have leased approximately 137,000 gross acres (106,000 net undeveloped) in this shale area.

In our Michigan gas and oil operations:

•	we own direct and indirect working interests in approximately 2,488 gross producing gas and oil wells;

•	we own overriding royalty interests in approximately 93 gross producing gas and oil wells;

•	our net daily production was 57.9 Mmcfe per day and 58.0 Mmcfe per day for the three months and six months ended June 30, 2009;

•	we have leased approximately 344,400 gross (272,200 net) acres, of which approximately 35,800 gross (28,100 net) acres are undeveloped; and

•	we drilled 24 gross wells (19 net wells) during the six months ended June 30, 2009.

In our Indiana gas and oil operations:

•	we own direct and indirect working interests in approximately 16 gross producing gas and oil wells;

•	our net daily production was 0.2 Mmcfe per day for both the three months and six months ended June 30, 2009;

•	we have leased approximately 244,100 gross (118,200 net) acres, of which approximately 239,100 gross (114,400 net) acres are undeveloped; and

•	we drilled 16 gross wells (14 net wells) during the six months ended June 30, 2009.

In our partnership management business:

•	our investment partnership business includes equity interests in 95 investment partnerships and a registered broker-dealer which acts as the dealer manager of our investment partnership offerings.

•
since July 2008, we have raised $560.0 million in investor funds, including $122.8 million raised in the three months ended June 30, 2009 for our most recent investment partnership, Atlas Resources Public #18-2009(B) L.P.

How We Evaluate our Operations

Non-GAAP Financial Measures

We use a variety of financial and operations measures to assess our performance, including non-GAAP financial measures, such as EBITDA, Adjusted EBITDA and distributable cash flow. These measures are not calculated or presented in accordance with generally accepted accounting principles, or GAAP. EBITDA, Adjusted EBITDA and distributable cash flow are significant performance metrics used by our management to indicate the cash distributions we expect to pay to our unitholders, prior to the establishment of any cash reserves (see “Recent Developments” and “Cash Distributions”).  Specifically, these financial measures assist our investors in their assessment of whether or not we are generating cash flow at a level that can sustain or support an increase in our quarterly distribution rates.  EBITDA, Adjusted EBITDA and distributable cash flow are also used as quantitative standards by our management and by external users of our financial statements such as investors, research analysts and others to assess:

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

The following table presents a reconciliation of netincome, our most directly comparable GAAP performance
Measure, to EBITDA, Adjusted EBITDA and distributable cash flow for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Reconciliation of net income to non-GAAP measures:
Net income	$12,246	$38,376	$37,849	$75,940
Income attributable to non-controlling interests	(15)	(17)	(30)	(38)
Depreciation and amortization	27,275	22,948	55,303	44,758
Interest expense	15,124	14,563	28,108	27,868
EBITDA	54,630	75,870	121,230	148,528
Adjustment to reflect cash impact of derivatives(1)	29,019	2,920	30,623	7,948
Non-cash loss on sale of assets	4,250	—	4,250	—
Non-cash compensation expense	1,453	1,339	2,981	2,659
Adjusted EBITDA	$89,352	$80,129	$159,084	$159,135
Interest expense	(15,124)	(14,563)	(28,108)	(27,868)
Amortization of deferred financing costs (included within interest expense)	1,002	742	1,667	1,512
Maintenance capital expenditures	(12,975)	(12,975)	(25,950)	(25,950)
Distributable cash flow	$62,255	$53,333	$106,693	$106,829
________________
(1)
Consists of (i) $28.5 million of cash proceeds received in May 2009 from the early settlement of natural gas and oil derivative positions and (ii) cash proceeds received from the settlement of ineffective derivative gains recognized in fiscal 2007 associated with the acquisition of our Michigan operations during the three and six months ended June 30, 2009 and 2008, but not reflected in the consolidated statements of income for the respective periods.

GENERAL TRENDS AND OUTLOOK

We expect our business to be affected by the following key trends.  Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

Financial Markets

Currently, there is unprecedented uncertainty in the financial markets.  This uncertainty presents additional potential risks to us.  These risks include the availability and costs associated with our borrowing capabilities, our ability to raise additional capital, and an increase in the volatility of the market price of our common units.  While we have no immediate plans to access additional debt or equity in the capital markets (see “Subsequent Events”), should we decide to do so in the near future, the terms, size, and cost of new debt or equity could be less favorable than in previous transactions.  We do not believe our liquidity has been materially affected by recent events in the financial markets and we will continue to monitor events and circumstances which may affect it in the near future.

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

Commodity prices for natural gas continued to decline during the three months ended June 30, 2009 from year-end commodity prices at December 31, 2008.  This decline may cause some of our oil and gas properties to become uneconomic to develop or operate.  Please read “Part II, Item 1A: — Risk Factors” included in this report.

In order to address volatility in commodity prices, we have implemented a hedging program that is intended to reduce the volatility in our revenues. This program mitigates, but does not eliminate, our sensitivity to short-term changes in commodity prices. Please read Part I, Item 3, “— Quantitative and Qualitative Disclosures About Market Risk.”

Natural Gas Supply and Outlook

While commodity prices for natural gas have declined during the three months ended June 30, 2009, we believe that the current development of the Marcellus Shale and the New Albany Shale, and new horizontal drilling techniques will likely cause relatively high levels of natural gas-related drilling in these geological areas as producers seek to increase their level of natural gas production.  Although the number of natural gas wells drilled in the United States has increased overall in recent years, a corresponding increase in production has not been realized, primarily as a result of smaller discoveries and the decline in production from existing wells.  However, we believe that an increase in United States drilling activity, additional sources of supply such as liquefied natural gas, and imports of natural gas will be required for the natural gas industry to meet the expected increased demand for, and to compensate for the slowing production of, natural gas in the United States.  However, the areas in which we operate are experiencing a decline in the development of shallow wells, but a significant increase in drilling activity related to new and increased drilling for deeper natural gas formations and the implementation of new exploration and production techniques, including horizontal and multiple fracturing techniques.

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

Reserve Outlook

Our future oil and gas reserves, production, cash flow and our ability to make payments on our debt and distributions (see “Recent Developments” and “Subsequent Events”) depend on our success in producing our current reserves efficiently, developing our existing acreage and acquiring additional proved reserves economically.  We face the challenge of natural production declines and volatile natural gas and oil prices.  As initial reservoir pressures are depleted, natural gas production from particular well decreases.  We attempt to overcome this natural decline by drilling to find additional reserves and acquiring more reserves than we produce.  In order to sustain and grow our level of distributions, we may need to make acquisitions that are accretive to distributable cash flow per unit.  In addition, we intend to reserve a portion of our cash flow from operations to allow us to develop our oil and gas properties at a level that will allow us to maintain a flat production profile and reserve levels.

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

Production Volumes.  The following table shows our total net gas and oil production volumes and production per day during the three months and six months ended June 30, 2009 and 2008, respectively (in thousands, except for production per day):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Production:(1)
Appalachia:(2)
Natural gas (MMcf)	3,710	2,936	7,302	5,692
Oil (000’s Bbls)	43	38	78	74
Total (MMcfe)	3,968	3,164	7,770	6,136
Michigan/Indiana:
Natural gas (MMcf)	5,284	5,439	10,526	10,813
Oil (000’s Bbls)	1	1	2	2
Total (MMcfe)	5,290	5,445	10,538	10,825
Total:
Natural gas (MMcf)	8,994	8,374	17,828	16,504
Oil (000’s Bbls)	44	39	80	76
Total (MMcfe)	9,258	8,608	18,308	16,960

Production per day: (1)
Appalachia:(2)
Natural gas (Mcf/d)	40,770	32,259	40,341	31,272
Oil (Bbl)	471	419	432	409
Total (Mcfe/d)	43,596	34,773	42,933	33,726
Michigan/Indiana:
Natural gas (Mcf/d)	58,058	59,767	58,154	59,411
Oil (Bbl)	11	15	9	11
Total (Mcfe/d)	58,124	59,857	58,208	59,477
Total:
Natural gas (Mcf/d)	98,828	92,026	98,495	90,683
Oil (bpd)	482	434	441	420
Total (Mcfe/d)	101,720	94,630	101,141	93,203
______________
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

Production Revenues, Prices and Costs. Our production revenues and estimated gas and oil reserves are substantially dependent on prevailing market prices for natural gas, which comprised 99% of our proved reserves on an energy equivalent basis at December 31, 2008. The following table shows our production revenues and average sales prices for our oil and gas production during the three and six months ended June 30, 2009 and 2008, along with our average production costs, taxes, and transmission and compression costs in each of the reported periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Production Revenues (in thousands):
Appalachia:
Natural gas revenue	$29,527	$29,404	$57,071	$55,010
Oil revenue	3,029	4,584	5,079	7,886
Total revenues	$32,556	$33,988	$62,150	$62,896
Michigan/Indiana:
Natural gas revenue	$37,370	$44,813	$79,700	$92,082
Oil revenue	53	156	72	205
Total revenues	$37,423	$44,969	$79,772	$92,287
Total:
Natural gas revenue	$66,897	$74,217	$136,771	$147,092
Oil revenue	3,082	4,740	5,151	8,091
Total revenues	$69,979	$78,957	$141,922	$155,183

Average Sales Price:
Appalachia:
Natural gas (per Mcf)
Total realized price, after hedge	$7.96	$10.02	$7.82	$9.67
Total realized price, before hedge	$3.32	$11.82	$4.44	$10.35
Michigan/Indiana:
Natural gas (per Mcf)
Total realized price, after hedge(1)	$7.16	$8.78	$7.77	$9.25
Total realized price, before hedge	$3.63	$10.88	$4.29	$9.49
Total:
Natural gas (per Mcf)
Total realized price, after hedge(1)	$7.49	$9.21	$7.79	$9.39
Total realized price, before hedge	$3.50	$11.21	$4.35	$9.79
Appalachia:
Oil (per Bbl)
Total realized price, after hedge	$70.59	$120.27	$68.35	$106.01
Total realized price, before hedge	$57.06	$126.48	$46.27	$109.19
Michigan/Indiana:
Oil (per Bbl)
Total realized price, after hedge	$50.50	$112.61	$45.81	$106.59
Total realized price, before hedge	$50.50	$112.61	$45.81	$106.59
Total:
Oil (per Bbl)
Total realized price, after hedge	$70.23	$120.00	$67.66	$106.02
Total realized price, before hedge	$57.16	$125.99	$46.26	$109.12
______________________
(1)
Includes cash proceeds of $0.5 million and $2.9 million for the three months ended June 30, 2009 and 2008, respectively and $2.1 million and $7.9 million for the six months ended June 30, 2009 and 2008, respectively, received from the settlement of ineffective derivative gains associated with the acquisition of our Michigan operations during the three and six months ended June 30, 2009 and 2008, but not reflected in the consolidated statements of income for the respective periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Production Costs (per Mcfe):
Appalachia:
Lease operating expenses	$0.98	$0.98	$1.01	$0.92
Production taxes	0.02	0.03	0.03	0.04
Transportation and compression	0.73	0.84	0.80	0.81
	$1.73	$1.85	$1.84	$1.77
Michigan/Indiana:
Lease operating expenses	$0.62	$0.77	$0.71	$0.76
Production taxes	0.23	0.67	0.27	0.57
Transportation and compression	0.25	0.28	0.25	0.27
	$1.10	$1.72	$1.23	$1.60
Total:
Lease operating expenses	$0.78	$0.83	$0.84	$0.81
Production taxes	0.14	0.43	0.17	0.38
Transportation and compression	0.45	0.50	0.48	0.48
	$1.37	$1.76	$1.49	$1.67

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Our natural gas revenues were $66.9 million for the three months ended June 30, 2009, a decrease of $7.3 million (10%) from $74.2 million for the three months ended June 30, 2008.  The $7.3 million decrease consisted of a $7.9 million decrease resulting from lower realized natural gas sales prices and $1.0 million of subordinated gas revenues to our investment partnerships, partially offset by a $1.6 million increase attributable to increases in natural gas production volumes In accordance with the terms of our investment partnerships, we may be required to subordinate a part of our net revenues from the investment partnerships to the investor partners’ cash distributions from the investment partnerships equal to at least 10% of their subscriptions determined on a cumulative basis.

We had an increase in Appalachian production volumes of 8,511Mcf/day for the three months ended June 30, 2009 when compared with the prior year comparable period which was principally attributable to the increase in production we received from our Marcellus Shale wells and an increase in wells drilled in the most recent six-month period as they were connected to gas gathering facilities and transportation pipelines.

Our oil revenues were $3.1 million for the three months ended June 30, 2009, a decrease of $1.6 million (34%) from $4.7 million for the three months ended June 30, 2008.  The decrease resulted primarily from a 41% decrease in the average realized sales price of oil ($1.9 million), partially offset by an 11% ($0.3 million) increase in production volumes.

Our Appalachia production costs were $6.9 million for the three months ended June 30, 2009, an increase of $1.0 million (18%) from $5.9 million for the three months ended June 30, 2008. This increase principally consists of a $0.8 million increase in water hauling and disposal costs associated with an increase in the number of Marcellus Shale wells we drilled.

Our Michigan/Indiana production costs were $5.8 million for the three months ended June 30, 2009, a decrease of $3.5 million (37%) from $9.3 million for the three months ended June 30, 2008.  This decrease is primarily attributable to a decrease in production taxes of $3.0 million due to a state reduction in the production tax rate beginning January 1, 2009, and a decrease of $0.4 million attributable to lower well treating and water disposal costs compared with the prior year comparable period.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Our natural gas revenues were $136.8 million for the six months ended June 30, 2009, a decrease of $10.3 million (7%) from $147.1 million for the six months ended June 30, 2008.  The $10.3 million decrease consisted of $16.5 million attributable to decreases in realized natural gas sales prices and $1.0 million of subordinated gas revenues to our investment partnerships, partially offset by $7.2 million attributable to increases in natural gas production volumes.

We had an increase in Appalachian production volumes of 9,069 Mcf/day for the six months ended June 30, 2009 when compared to the prior year comparable period which was principally attributable to the increase in production we received from our Marcellus Shale wells and as wells drilled in the most recent six-month period were connected to gas gathering facilities and transportation pipelines.

Our oil revenues were $5.1 million for the six months ended June 30, 2009, a decrease of $2.9 million (36%) from $8.0 million for the six months ended June 30, 2008.  The decrease resulted primarily from a 38% decrease in the average realized sales price of oil ($3.1 million), partially offset by a 4% increase in production volumes.

Our Appalachia production costs were $14.3 million for the six months ended June 30, 2009, an increase of $3.4 million (32%) from $10.9 million for the six months ended June 30, 2008. This increase is principally due to a $1.2 million increase in transportation and compressor costs, a $1.7 million increase in water hauling and disposal costs, and a $0.4 million increase in labor costs associated with an increase in the number of Marcellus Shale wells we drilled from the prior year comparable period.

Our Michigan/Indiana production costs were $13.0 million for the six months ended June 30, 2009, a decrease of $4.4 million (25%) from $17.4 million for the six months ended June 30, 2008.  This decrease is primarily attributable to a decrease in production taxes of $3.4 million due to a state reduction in the production tax rate beginning January 1, 2009, and a decrease of $0.8 million attributable to well treating and water disposal compared with the prior year comparable period.

PARTNERSHIP MANAGEMENT

Well Construction and Completion

Drilling Program Results. The number of wells we drill will vary depending on the amount of money we raise through our investment partnerships, the cost of each well, the depth or type of each well, the estimated recoverable reserves attributable to each well and accessibility to the well site. The following table shows the number of gross and net development wells we drilled exclusively for us and for our investment partnerships during the three and six months ended June 30, 2009 and 2008.  We did not drill any exploratory wells during the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Gross:
Appalachia	21	241	126	491
Michigan/Indiana	13	40	40	86
	34	281	166	577
Net:
Appalachia	20	212	100	430
Michigan/Indiana	10	40	33	86
	30	252	133	516

Our well construction and completion revenues and costs and expenses incurred represent the billings and costs associated with the completion of wells for investment partnerships we sponsor.  The following table sets forth information relating to these revenues and the related costs and number of net wells drilled and completed during the periods indicated (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Average construction and completion:	2009	2008	2009	2008
Revenue per well	$2,044	$577	$1,273	$527
Cost per well	1,732	502	1,080	458
Gross profit per well	$312	$75	$193	$69

Gross profit margin	$9,666	$15,957	$26,637	$29,540

Net wells drilled and completed:
Marcellus Shale	18	38	42	42
Chattanooga Shale	—	—	5	1
Michigan/Indiana	10	—	33	—
Other – shallow	2	174	53	387
	30	212	133	430

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Our well construction and completion segment margin was $9.7 million for the three months ended June 30, 2009, a decrease of $6.3 million (39%) from $16.0 million for the three months ended June 30, 2008.  The decrease of $6.3 million in segment margin due to the decrease in the number of wells drilled ($56.4 million), partially offset by an increase in the gross profit per well ($50.1 million).  Since our drilling contracts are on a “cost-plus” basis (typically cost-plus 18%), an increase in our average cost per well also results in a proportionate increase in our average revenue per well which directly affects the number of wells we drill.  Our average cost and revenue per well have increased due to a shift from drilling less expensive shallow wells to more expensive deep or horizontal shale wells in Appalachia and in Michigan/Indiana during the three and six months ended June 30, 2009 in comparison to the prior year comparable periods.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Our well construction and completion segment margin was $26.6 million for the six months ended June 30, 2009, a decrease of $2.9 million (10%) from $29.5 million for the six months ended June 30, 2008.  The decrease in segment margin was due to the decrease in the number of wells drilled ($56.4 million), partially offset by an increase in the gross profit per well ($53.5 million).

Our consolidated balance sheet at June 30, 2009 includes $88.9 million of “liabilities associated with drilling contracts” for funds raised by our investment partnerships that have not been applied to the completion of wells due to the timing of drilling operations, and thus had not been recognized as well construction and completion revenue on our consolidated statements of income. We expect to recognize this amount as revenue during the third quarter of fiscal 2009.

Administration and Oversight

Administration and oversight represents supervision and administrative fees earned for the drilling and subsequent ongoing management of wells for our investment partnerships.

Our administration and oversight fees were $2.6 million for the three months ended June 30, 2009, a decrease of $2.5 million (49%) from $5.1 million for the three months ended June 30, 2008. This decrease principally resulted from $2.6 million associated with fewer wells drilled during the period in comparison to the prior year.

Our administration and oversight fees were $6.5 million for the six months ended June 30, 2009, a decrease of $3.7 million (36%) from $10.2 million for the six months ended June 30, 2008. This decrease resulted from a $3.9 million decrease associated with fewer wells drilled during the period in comparison to the prior year and an increase of $0.2 million from partnership management fees due to an increase in the number of wells we managed for our investment partnerships.

Well Services

Well service revenue and expenses represent the monthly operating fees we charge and the work our service company performs for our investment partnership wells during the drilling and completing phase as well as ongoing maintenance of these wells and other wells in which we serve as operator.

Our well services revenues were $4.8 million for the three months ended June 30, 2009, a decrease of $0.5 million (10%) from $5.3 million for the three months ended June 30, 2008. This decrease was partially attributable to the slowdown in drilling for shallow wells for our investment partnerships of $0.9 million, partially offset by an increase of $0.4 million in well operating revenues for the investment partnership wells put into operation during the twelve months ended June 30, 2009.

Our well services expenses were $2.1 million for the three months ended June 30, 2009, a decrease of $0.6 million (20%) from $2.7 million for the three months ended June 30, 2008.  This decrease of $0.6 million is primarily attributable to a decrease in labor costs associated with drilling a large number of shallow wells in prior periods to fewer, but more productive, wells for our investment partnerships during the current period.

Our well services revenues were $9.9 million for the six months ended June 30, 2009, a decrease of $0.2 million (2%) from $10.1 million for the six months ended June 30, 2008. This decrease was partially attributable to the slowdown in drilling for shallow wells for our investment partnerships of $1.0 million, partially offset by an increase of $0.9 million in well operating revenues for the investment partnership wells put into operation during the twelve months ended June 30, 2009.

Our well services expenses were $4.5 million for the six months ended June 30, 2009, a decrease of $0.6 million (10%) from $5.1 million for the six months ended June 30, 2008.  The decrease of $0.6 million was primarily attributable to a decrease in labor costs associated with drilling a large number of shallow wells in prior periods to fewer, but more productive, wells for our investment partnerships during the current period.

Gathering

We charge gathering fees to our investment partnership wells that are connected to Laurel Mountain‘s Appalachian gathering systems. On May 31, 2009, Atlas Pipeline contributed its Appalachian gathering systems to Laurel Mountain, a joint venture in which Atlas Pipeline retained a 49% ownership interest (see “Recent Developments”).  Under new gas gathering agreements with Laurel Mountain entered into upon formation of the joint venture, we are obligated to pay to Laurel Mountain all of the gathering fees we collect from the partnerships.  During the period from January 1, 2009 to May 31, 2009, we were required to remit these gathering fees to Atlas America.

The gathering fee generally ranges from $0.35 per Mcf to the amount of the competitive gathering fee currently defined as 13% of the gross sales price.  Pursuant to our new agreements with Laurel Mountain, we must also pay an additional amount equal to the excess of the gathering fees collected from the investment partnerships up to an amount equal to approximately 16% of the natural gas sales price. As a result of our agreements with Laurel Mountain, our Appalachian gathering expenses within our partnership management segment will generally exceed the revenues collected from the investment partnerships by approximately 3%.  We also pay our proportionate share of gathering fees based on our percentage interest in the well, which is included in gas and oil production expense.

As a result of our new agreements with Laurel Mountain, our net gathering fee expense in Appalachia was $1.4 million for the three months ended June 30, 2009.   This amount represents $4.7 million we received in gathering fees collected from our investment partnerships, less $4.7 million we were obligated to remit as gathering expense plus an additional $1.4 million due to Laurel Mountain calculated as the excess of the gathering fees collected to bring the gathering expense to an amount equal to approximately 16% of the natural gas sales price.

For the six months ended June 30, 2009, we received $9.0 million in gathering fees collected from our investment partnerships and were obligated to remit $10.4 million in gathering expense during the six months ended June 30, 2009.

As part of our Michigan operations , we own a small gas gathering and processing system ..  We received $0.4 million and $0.3 million of transportation and natural gas liquid revenues for the three months ended June 30, 2009 and 2008, respectively, and $0.8 million and $0.7 million for the six-month periods ended June 30, 2009 and 2008, respectively.

OTHER COSTS AND EXPENSES

General and Administrative

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Our general and administrative expenses were $12.3 million for both the three months ended June 30, 2009 and 2008. These expenses include, among other things, salaries and benefits not allocated to a specific segment, partnership syndication activities and other miscellaneous costs of managing our business. We experienced a decrease of $0.7 million in the three months ended June 30, 2009, principally attributable to a decrease in salaries and wages, partially offset by a $0.6 million increase in professional fees related to our anticipated merger with Atlas America (see “Recent Developments”).

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Our general and administrative expenses were $26.8 million for the six months ended June 30, 2009, an increase of $2.7 million (11%) from $24.1 million for the six months ended June 30, 2008. The increase of $2.7 million was principally attributable to a $1.1 million increase in salaries and wages, a $0.6 million increase in professional fees related to our anticipated merger with Atlas America, a $0.5 million increase in land and leasing costs, and a $0.6 million increase in office operations and legal and accounting fees related to increased regulatory compliance activities and overall growth.

Depletion

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Depletion expense varies from period to period and is directly affected by changes in our oil and gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our oil and gas properties.  Our depletion (including accretion of our asset retirement obligations) of oil and gas properties as a percentage of oil and gas revenues was 37% for the three months ended June 30, 2009, compared with 28% for the three months ended June 30, 2008. Depletion expense per Mcfe was $2.82 for the three months ended June 30, 2009, an increase of $0.26 (10%) per Mcfe from $2.56 for the three months ended June 30, 2008. Increases in our depletable basis and production volumes caused depletion expense to increase $4.0 million to $26.1 million for the three months ended June 30, 2009 compared with $22.1 million for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Our depletion (including accretion of our asset retirement obligations) of oil and gas properties as a percentage of oil and gas revenues was 37% for the six months ended June 30, 2009, compared with 28% for the six months ended June 30, 2008. Depletion expense per Mcfe was $2.90 for the six months ended June 30, 2009, an increase of $0.36 (14%) per Mcfe from $2.54 for the six months ended June 30, 2008. Increases in our depletable basis and production volumes caused depletion expense to increase $10.0 million to $53.1 million for the six months ended June 30, 2009 compared with $43.1 million for the six months ended June 30, 2008.

The following table shows our depletion expense and depletion expense per Mcfe for our Appalachia and Michigan/Indiana business segments for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Depletion Expense (in thousands):
Appalachia	$12,159	$8,582	$25,261	$16,398
Michigan/Indiana	13,956	13,502	27,864	26,722
Total	26,115	22,084	$53,125	$43,120
Depletion expense as a percent of gas and oil production	37%	28%	37%	28%
Depletion per Mcfe:
Appalachia	$3.04	$2.71	$3.24	$2.67
Michigan/Indiana	$2.66	$2.48	$2.65	$2.47
Total	$2.82	$2.56	$2.90	$2.54

Interest Expense

Three Months Ended June 30, 2009 Compared to the three Months Ended June 30, 2008

Our interest expense was $15.1 million for the three months ended June 30, 2009, an increase of $0.5 million (4%) compared with $14.6 million for the three months ended June 30, 2008.  The increase consists of $0.5 million of higher interest expense associated with our revolving credit facility and a $1.5 million increase in interest expense associated with our senior unsecured notes issued in May 2008, offset by a $1.2 million increase in capitalized interest.  The increase in capitalized interest is principally due to higher weighted average borrowings associated with the funding of our acreage expansions and drilling capital expenditures.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Our interest expense was $28.1 million for the six months ended June 30, 2009, an increase of $0.2 million (1%) compared with $27.9 million for the six months ended June 30, 2008.  This increase is principally attributable to a $7.2 million increase in interest expense associated with our senior unsecured notes issued in May 2008, partially offset by $4.2 million of lower interest expense associated with our revolving credit facility and a $2.5 million increase in capitalized interest.  The increase in capitalized interest is principally due to higher weighted average borrowings associated with the funding of our acreage expansions and drilling capital expenditures.

Loss on Asset Sale

Loss on asset sale for both the three months and six months ended June 30, 2009 represents a $4.3 million loss associated with the sale of certain natural gas gathering and processing assets for net proceeds of $10.0 million (see “Recent Developments”).

LIQUIDITY AND CAPITAL RESOURCES

General

We fund our development and production operations with a combination of cash generated by operations, capital raised through investment partnerships, issuance of our common units and senior unsecured notes and use of our revolving credit facility.  The following table sets forth our sources and uses of cash (in thousands):

	Six Months Ended
	June 30,
	2009	2008
Net cash provided by operating activities	$135,741	$66,194
Net cash used in investing activities	(86,189)	(135,764)
Net cash (used in) provided by financing activities	(50,358)	48,684
Net change in cash and cash equivalents	$(806)	$(20,886)

We had $4.9 million in cash and cash equivalents at June 30, 2009, as compared to $5.7 million at December 31, 2008.  We had a working capital deficit of $70.0 million at June 30, 2009, a favorable decrease of $18.0 million from a working capital deficit of $88.0 million at December 31, 2008.  The favorable decrease in our working capital deficit was principally attributable to the following:

•	a decrease of $8.0 million in liabilities associated with drilling contracts; and

•	an increase in net current unrealized hedge receivables of $17.2 million; partially offset by

•	an increase of $2.6 million in accounts payable and accrued well drilling and completion costs;

•	an increase of $2.1 million in accrued liabilities and interest expense; and

•	a decrease of $2.6 million in prepaid expenses.

At June 30, 2009, we had $196.0 million available committed capacity under our credit facility, subject to covenant limitations, to fund working capital obligations.  On July 16, 2009, we issued $200.0 million of 12.125% senior unsecured notes due 2017 at 98.116% of par value to yield 12.5% at maturity (see “Subsequent Events”).  We used the net proceeds of $191.7 million, net underwriting fees of $4.5 million, to repay outstanding borrowings under our revolving credit facility.Under the terms of our credit facility (see “Recent Developments” and “Credit Facility”), the credit facility borrowing base is automatically reduced by 25% of the stated principal amount of any senior unsecured notes offering by us.  As such, the borrowing base of our credit facility was reduced by $50.0 million to $600.0 million upon the issuance of the 12.125% Senior Notes.

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

Cash Flows

Cash flows from operating activities. Cash provided by operations is an important source of short-term liquidity for us.  It is directly affected by changes in the price of natural gas and oil, interest rates and our ability to raise funds from our drilling investment partnerships. Net cash generated by operating activities increased $69.5 million for the six months ended June 30, 2009 to $135.7 million from cash provided of $66.2 million for the six months ended June 30, 2008, principally as a result of the following:

•	changes in current assets and liabilities increased operating cash flows by $69.8 million for the six months ended June 30, 2009 compared with the six months ended June 30, 2008;

•	in May 2009, we received $28.5 million in proceeds from the early settlement of natural gas and oil derivative positions; and

•	an increase in non-cash items of $4.2 million related to our loss on the sale of our natural gas gathering and processing assets to Laurel Mountain; partially offset by

•
a decrease of $27.4 million in net income before depreciation, depletion and amortization of $94.8 million for the six months ended June 30, 2009 as compared with the prior year period of $122.2 million, principally due to the decline in natural gas and oil and prices from our production business segments and a decrease of $7.5 million in our partnership management business segment due to the decline in the number of wells we drilled; and

•
for the six months ended June 30, 2009, we received $2.1 million in proceeds from the settlement of ineffective derivative gains, a decrease of $5.9 million from $8.0 million in proceeds received for the prior year comparable period;

The change in operating assets and liabilities is principally a result of the following:

•
an increase of $73.5 million in liabilities associated with our drilling contracts.  Our level of liabilities associated with drilling contracts is dependent upon the remaining amount of our drilling obligations at any balance sheet date, which is dependent upon the timing and level of funds raised through our investment partnerships;

•	an increase in cash flows provided by accounts receivable and prepaid expenses of $17.9 million; partially offset by

•	a decrease in cash flows provided by accounts payable and accrued expenses of $1.4 million; and

•	a decrease in cash flows provided by accrued well drilling and completion costs of $20.3 million.

Cash flows from investing activities.  Cash used in our investing activities decreased $49.6 million for the six months ended June 30, 2009 to $86.2 million from $135.8 million for the six months ended June 30, 2008 primarily due to a $39.3 million decrease in capital expenditures related to the decrease of our share of costs associated with wells drilled compared to the prior year period.  We also received $10.0 million in proceeds from the sale of our natural gas gathering and processing assets to Laurel Mountain on June 1, 2009.

Cash flows from financing activities. Cash used in our financing activities was 50.4 million for the six months ended June 30, 2009, compared with cash provided of $48.7 million for the six months ended June 30, 2008. The change between periods was principally the result of the following:

•
we received proceeds of $407.0 million from the issuance of our senior unsecured notes during the six months ended June 30, 2008, while we had no such issuances during the six months ended June 30, 2009; and

•
we received $107.7 million from the sale of our Class B member units during the six months ended June 30, 2008, while we had no such sales during the six months ended June 30, 2009; partially offset by

•	net repayments of credit facility borrowings of $11.0 million during the six months ended June 30, 2009 compared with $380.0 million of net repayments during the prior year comparable period;

•	we paid $39.5 million in distributions to our unitholders for the six months ended June 30, 2009, a decrease of $33.4 million from $72.9 million paid for the six months ended June 30, 2008;

•	we paid deferred debt financing costs of $10.1 million during the six months ended June 30, 2008, while no amounts were paid during the current period; and

•	net monies borrowed from Atlas America increased $4.1 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008.

Capital Expenditures

Our capital expenditures consisted of maintenance capital expenditures and expansion capital expenditures, as defined below:

•	maintenance capital expenditures are those capital expenditures we made on an ongoing basis to maintain our capital asset base and our current production volumes at a steady level; and

•
expansion capital expenditures are those capital expenditures we made to expand our capital asset base for longer than the short-term and include new leasehold interests and the development and exploitation of existing leasehold interests through acquisitions of our investments in our drilling partnerships.

The following table summarizes maintenance and expansion capital expenditures for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Maintenance capital expenditures	$12,975	$12,975	$25,950	$25,950
Expansion capital expenditures	26,231	67,078	70,463	109,720
Total	$39,206	$80,053	$96,413	$135,670

During the three months ended June 30, 2009, our capital expenditures related primarily to $23.8 million of investments in our investment partnerships compared with $40.7 million for the three months ended June 30, 2008.  We also invested $6.5 million in leasehold acreage and $0.4 million in wells drilled exclusively for our own account for the three months ended June 30, 2009.

During the six months ended June 30, 2009, our capital expenditures related primarily to $51.6 million of investments in our investment partnerships compared with $66.4 million for the six months ended June 30, 2008. We also invested $12.1 million in wells drilled exclusively for our own account and incurred $16.9 million in leasehold costs for the six months ended June 30, 2009.  We funded and expect to continue to fund these capital expenditures through cash on hand, cash flows from operations and from amounts available under our credit facility.

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

Credit Facility

At June 30, 2009, we had a credit facility with a syndicate of banks with a borrowing base of $650.0 million that matures in June 2012.  The borrowing base is redetermined semiannually on April 1 and October 1 subject to changes in our oil and gas reserves or is automatically reduced by 25% of the stated principal of any senior unsecured notes we issue.  On July 16, 2009, we issued $200.0 million of senior unsecured notes, and the borrowing base was reduced by $50.0 million to $600.0 million (see “Recent Developments”).  Up to $50.0 million of the credit facility may be in the form of standby letters of credit, of which $1.2 million was outstanding at June 30, 2009, which are not reflected as borrowings on our consolidated balance sheets.   The credit facility is secured by substantially all of our assets and is guaranteed by each of our subsidiaries and bears interest at either the base rate plus the applicable margin or at adjusted LIBOR plus the applicable margin, elected at our option.  On April 19, 2009, the credit agreement was amended to, among other things, increase the applicable margin on Eurodollar Loans from a range of 100 to 175 basis points to a range of 200 to 300 basis points and the applicable margin for base rate loans from a range of 0 to 75 basis points to a range of 112.5 to 212.5 basis points.  At June 30, 2009 and December 31, 2008, the weighted average interest rate on the credit facility’s outstanding borrowings was 2.9% and 2.8%, respectively.  The base rate for any day equals the higher of the federal funds rate plus 0.50%, the J.P. Morgan prime rate or the Adjusted LIBOR for a 30-day interest period plus 1.0%.  Adjusted LIBOR is LIBOR divided by 1.00 minus the percentage prescribed by the Federal Reserve Board for determining the reserve requirement for Eurocurrency liabilities.

The events which constitute an event of default for our credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreement, adverse judgments against us in excess of a specified amount, and a change of control.  In addition, the agreement limits sales, leases or transfers of assets and the incurrence of additional indebtedness.  The agreement limits the distributions payable by us if an event of default has occurred and is continuing or would occur as a result of such distribution.  We were in compliance with these covenants as of June 30, 2009.  The credit facility also requires us to maintain ratios of current assets (as defined in the credit facility) to current liabilities (as defined in the credit facility) of not less than 1.0 to 1.0 and a ratio of total debt (as defined in the credit facility) to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”, as defined in the credit facility) of 3.75 to 1.0 commencing January 1, 2009, and decreasing to 3.5 to 1.0 commencing January 1, 2010 and thereafter.  According to the definitions contained in our credit facility, our ratio of current assets to current liabilities was 1.3 to 1.0 and our ratio of total debt to EBITDA was 2.7 to 1.0 at June 30, 2009.

Shelf Registration Statement

On May 1, 2009, our shelf registration statement was declared effective by the Securities and Exchange Commission.  The registration statement permits us to periodically issue up to $500.0 million of equity and debt securities.  On July 28, 2009, we filed an additional shelf registration in connection with our July 16, 2009 Senior Notes offering (see “Recent Developments”). The amount, type and timing of any additional offerings will depend upon, among other things, our funding requirements, prevailing market conditions and compliance with our credit facility and unsecured senior note covenants.

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

 OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2009, our off-balance sheet arrangements are limited to our 50% share ($8.7 million) of the guarantee of Crown Drilling of Pennsylvania, LLC’s $17.4 million credit arrangement and our letters of credit outstanding of $1.2 million.

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

RECENTLY ADOPTED FINANCIAL ACCOUNTING STANDARDS

In June 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 requires management of a reporting entity to evaluate events or transactions that may occur after the balance sheet date for potential recognition or disclosure in the financial statements and provides guidance for disclosures that an entity should make about those events.  SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively.  We adopted the requirements of SFAS No. 165 on April 1, 2009 and its adoption did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 applies to all fair value measurements and provides additional clarification on estimating fair value when the market activity for an asset has declined significantly.  FSP FAS 157-4 also requires an entity to disclose a change in valuation technique and related inputs to the valuation calculation and to quantify its effects, if practicable.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We adopted the requirements of FSP FAS 157-4 on April 1, 2009 and its adoption did not have a material impact on our financial position and results of operations.

In April 2009, the FASB issued Staff Position 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”).  FSP FAS 115-2 and FAS 124-2 change existing guidance for determining whether an impairment is other than temporary for debt securities.  FSP FAS 115-2 and FAS 124-2 replaces the existing requirement that an entity’s management asset it has both the intent and ability to hold an impaired security until recovery with a requirement that management assess that it does not have the intent to sell the security and that it is more likely than not that it will not have to sell the security before recovery of its cost basis.  FSP FAS 115-2 and FAS 124-2 also require that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security and for the entity to present the total other-than-temporary impairment in the statement of operations with an offset for the amount recognized in other comprehensive income.  FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We adopted the requirements of FSP FAS 115-2 and FAS 124-2 on April 1, 2009 and its adoption did not have a material impact on our financial position and results of operations.

In April 2009, the FASB issued Staff Position 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 require an entity to provide disclosures about fair value of financial instruments in interim financial information.  In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position.  FSP FAS 107-1 APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We adopted the requirements of FSP FAS 107-1 APB 28-1 on April 1, 2009 and its adoption did not have a material impact on our financial position and results of operations.

In April 2009, the FASB issued Staff Position 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”).  FSP 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated.  If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”.  FSP 141(R)-1 also eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date.  FSP FAS 141(R)-1 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for us).  We adopted the requirements of FSP 141(R)-1 on January 1, 2009 and its adoption did not have a material impact on our financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 amends the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), to require enhanced disclosure about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  We adopted the requirements of SFAS No. 161 on January 1, 2009 and it did not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements” (“ARB No. 51”) to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also requires consolidated net income to be reported, and disclosed on the face of the consolidated statement of operations, at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  Additionally, SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and that the parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  We adopted the requirements of SFAS No. 160 on January 1, 2009 and adjusted our presentation of our financial position and results of operations.  Prior period financial position and results of operations have been adjusted retrospectively to conform to the provisions of SFAS No. 160.

In December 2007, the FASB issued SFAS No 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”), however retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141(R) requires an acquirer to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, at their fair values as of that date, with specified limited exceptions.  Changes subsequent to that date are to be recognized in earnings, not goodwill.  Additionally, SFAS No. 141 (R) requires costs incurred in connection with an acquisition be expensed as incurred.  Restructuring costs, if any, are to be recognized separately from the acquisition. The acquirer in a business combination achieved in stages must also recognize the identifiable assets and liabilities, as well as the non-controlling interests in the acquiree, at the full amounts of their fair values. We adopted the requirements of SFAS No. 141(R) on January 1, 2009 and it did not have a material impact on our financial position and results of operations.

Recently Issued Accounting Standards

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” (“SFAS No. 168”).  SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  The Codification supersedes all existing non-Securities and Exchange Commission accounting and reporting standards.  Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the Codification.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We will apply the requirements of SFAS No. 168 to our financial statements for the interim period ending September 30, 2009, and we do not expect it to have a material impact on our financial position or results of operations or related disclosures.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”).  SFAS No. 167 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  SFAS No. 167 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  SFAS No. 167 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009 (January 1, 2010 for us).  We will apply the requirements of SFAS No. 167 upon its adoption on January 1, 2010 and we do not expect it to have a material impact on our financial position or results of operations or related disclosures.

MODERNIZATION OF OIL AND GAS REPORTING

In December 2008, the SEC announced that it had approved revisions to its oil and gas reporting disclosures by adopting amendments to Rule 4-10 of Regulation S-X and Items 201, 801, and 802 of Regulation S-K. These new disclosure requirements are referred to as “Modernization of Oil and Gas Reporting” and include provisions that:

•
Introduce a new definition of oil and gas producing activities. This new definition allows companies to include in their reserve base volumes from unconventional resources. Such unconventional resources include bitumen extracted from oil sands and oil and gas extracted from coal beds and shale formations.

•
Report oil and gas reserves using an unweighted average price using the prior 12-month period, based on the closing prices on the first day of each month, rather than year-end pricing.  This should maximize the comparability of reserve estimates among companies and mitigate the distortion of the estimates that arises when using a single pricing date.

•	Permit companies to disclose their probable and possible reserves on a voluntary basis. Current rules limit disclosure to only proved reserves.

•	Update and revise reserve definitions to reflect changes in the oil and gas industry and new technologies. New updated definitions include “by geographic area” and “reasonable certainty”.

•	Permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes.

•
Require additional disclosures regarding the qualifications of the chief technical person who oversees the company’s overall reserve estimation process. Additionally, disclosures are required related to internal controls over reserve estimation, as well as a report addressing the independence and qualifications of a company’s  reserves preparer or auditor based on Society of Petroleum Engineers criteria.

We will begin complying with the disclosure requirements in our annual report on Form 10-K for the year ending December 31, 2009. The new rules may not be applied to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required. We are currently in the process of evaluating the new requirements.

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

Our risk management objective regarding commodity price risk is to utilize available instruments, including financial derivatives and physical forward contracts, to maximize the value of our production while also reducing our exposure to the volatility of commodity markets. Considering those volumes for which we have entered into financial derivative agreements for the twelve-month period ending June 30, 2010, and current indices, a theoretical 10% upward or downward change in the price of natural gas and crude oil would result in a change in net income of approximately $5.2 million.

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

We recognized gains on settled contracts covering natural gas and oil production of $31.5 million and a loss of $4.9 million for the three months ended June 30, 2009 and 2008, respectively and gains of $47.1 million and $1.6 million for the six months ended June 30, 2009 and 2008, respectively.  As the underlying prices and terms in our derivative contracts were consistent with the indices used to sell our natural gas, there were no gains or losses recognized during the three and six months ended June 30, 2009 and 2008 for hedge ineffectiveness or as a result of the discontinuance of these cash flow hedges.

In May 2009, we received approximately $28.5 million in proceeds from the early settlement of natural gas and oil derivative positions for production periods from 2011 through 2013.  In conjunction with the early termination of these derivatives, we entered into new derivative positions at prevailing prices at the time of the transaction.  The net proceeds from the early termination of these derivatives were used to reduce indebtedness under our revolving credit facility.  The derivative gain recognized upon early termination of these discontinued derivative positions will continue to be reported in accumulated other comprehensive income, and will be reclassified to our consolidated statements of income during the periods which the physical transactions would have affected earnings.

We have a $123.3 million net unrealized gain related to financial derivatives in accumulated other comprehensive loss associated with commodity derivatives at June 30, 2009, compared to a net unrealized gain of $106.1 million at December 31, 2008.  If the fair values of the instruments remain at current market values, we will reclassify $83.0 million of unrealized gains to our consolidated statements of income over the next twelve-month period as these contracts settle and $40.3 million of unrealized gains will be reclassified in later periods.

The fair value of the derivatives at June 30, 2009 is a net unrealized derivative asset of $141.9 million, of which our portion is $94.2 million and $47.7 million of unrealized gains have been reallocated to our investment partnerships.

As of June 30, 2009, we had the following natural gas and oil volumes hedged:

Natural Gas Fixed Price Swaps

Production
Period Ending		Average	Fair Value
December 31,	Volumes	Fixed Price	Asset (Liability)
	(MMBtu)	(per MMBtu)	(in thousands) (1)
2009	21,790,000	$8.044	$79,987
2010	31,880,000	$7.708	52,270
2011	20,720,000	$7.040	2,973
2012	19,680,000	$7.223	1,131
2013	10,620,000	$7.126	(1,631)
			$134,730

Natural Gas Costless Collars

Production
Period Ending			Average	Fair Value
December 31,	Option Type	Volumes	Floor and Cap	Asset (Liability)
		(MMBtu)	(per MMBtu)	(in thousands) (1)
2009	Puts purchased	120,000	$11.000	$795
2009	Calls sold	120,000	$15.350	—
2010	Puts purchased	3,360,000	$7.839	6,584
2010	Calls sold	3,360,000	$9.007	—
2011	Puts purchased	9,540,000	$6.523	145
2011	Calls sold	9,540,000	$7.666	—
2012	Puts purchased	4,020,000	$6.514	—
2012	Calls sold	4,020,000	$7.718	(978)
2013	Puts purchased	5,340,000	$6.516	—
2013	Calls sold	5,340,000	$7.811	(1,737)
				$4,809

Crude Oil Fixed Price Swaps

Production
Period Ending		Average	Fair Value
December 31,	Volumes	Fixed Price	Asset (Liability)
	(Bbl)	(per Bbl)	(in thousands) (2)
2009	31,700	$99.497	$896
2010	48,900	$97.400	1,079
2011	42,600	$77.460	(30)
2012	33,500	$76.855	(105)
2013	10,000	$77.360	(35)
			$1,805

Crude Oil Costless Collars

Production
Period Ending			Average	Fair Value
December 31,	Option Type	Volumes	Floor and Cap	Asset (Liability)
		(Bbl)	(per Bbl)	(in thousands) (2)
2009	Puts purchased	19,500	$85.000	$289
2009	Calls sold	19,500	$116.884	—
2010	Puts purchased	31,000	$85.000	448
2010	Calls sold	31,000	$112.918	—
2011	Puts purchased	27,000	$67.223	—
2011	Calls sold	27,000	$89.436	(45)
2012	Puts purchased	21,500	$65.506	—
2012	Calls sold	21,500	$91.448	(73)
2013	Puts purchased	6,000	$65.358	—
2013	Calls sold	6,000	$93.442	(24)
				$595
			Total Net Asset	$141,939

(1)	Fair value based on forward NYMEX natural gas prices, as applicable.
(2)	Fair value based on forward WTI crude oil prices, as applicable.

Interest Rate Risk

At June 30, 2009, we had $456.0 of borrowings outstanding under our revolving credit facility.  At June 30, 2009, we had interest rate derivative contracts having an aggregate notional principal amount of $150.0 million through January 2011, which were designated as cash flow hedges.  Under the terms of the contract, we will pay an interest rate of 3.11%, plus the applicable margin as defined under the terms of our revolving credit facility, and will receive LIBOR, plus the applicable margin, on the notional principal amounts.  This derivative effectively converts $150.0 million of our floating rate debt under the revolving credit facility to fixed-rate debt.

Holding all other variables constant, including the effect of interest rate derivatives, a hypothetical 100 basis–point, or 1%, change in interest rates would change our consolidated net income by $3.1 million.

At June 30, 2009, the Company had the following interest rate derivatives:

Interest Fixed Rate Swap

			Contract
	Notional		Period Ended	Fair Value
Term	Amount	Option Type	December 31,	Liability
				(in thousands)
January 2008 – January 2011	$150,000,000	Pay 3.11% - Receive LIBOR	2009	$(1,932)
			2010	(2,757)
			2011	(126)
			Total Net Liability	$(4,815)

ITEM 4.	CONTROLS AND PROCEDURES

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

Under the supervision of our chief executive officer and chief financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level at June 30, 2009.

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

Following the announcement of the merger agreement on April 27, 2009, the following actions were filed in Delaware Chancery Court purporting to challenge the merger:

•	Alonzo v. Atlas Energy Resources, LLC, et al., C.A. No. 4553-VCN (Del. Ch. filed 4/30/09);

•	Operating Engineers Constructions Industry and Miscellaneous Pension Fund v. Atlas America, Inc., et al., C.A. No. 4589-VCN (Del. Ch. filed 5/13/09);

•	Vanderpool v. Atlas Energy Resources, LLC, et al., C.A. No. 4604-VCN (Del. Ch. filed 5/15/09);

•	Farrell v. Cohen, et al., C.A. No. 4607-VCN (Del. Ch. filed 5/19/09); and

•	Montgomery County Employees’ Retirement Fund v. Atlas Energy Resources, L.L.C., et al., C.A. No. 4613-VCN (Del. Ch. filed 5/21/09).

On June 15, 2009, Vice Chancellor Noble issued an order consolidating all five lawsuits, renaming the action In re Atlas Energy Resources, LLC Unitholder Litigation, C.A. No. 4589-VCN, and appointing as co-lead plaintiffs Operating Engineers Construction Industry and Miscellaneous Pension Fund and Montgomery County Employees Retirement Fund. Plaintiffs filed a Verified Consolidated Class Action Complaint on July 1, 2009, which has superseded all prior complaints. On July 27, 2009, the Chancery Court granted the parties’ scheduling stipulation, setting a preliminary injunction hearing for September 4, 2009. The complaint advances claims of breach of fiduciary duty in connection with the merger agreement, including allegations of inadequate disclosures in connection with the unitholder vote on the merger, and seeks monetary damages or injunctive relief, or both. On August 7, 2009, plaintiffs advised the court by letter that the hearing date be removed from the court’s calendar.  Plaintiffs have advised counsel that they intend to continue to pursue the case after the merger as a claim for monetary damages.  Predicting the outcome of this lawsuit is difficult. An adverse judgment for monetary damages could have a material adverse effect on the operations of the combined company after the merger. A preliminary injunction, had plaintiffs successfully pursued it, could have delayed or jeopardized the completion of the merger, and an adverse judgment granting permanent injunctive relief could have indefinitely enjoined completion of the merger. Based on the facts known to date, the defendants believe that the claims asserted against them in this lawsuit are without merit, and intend to defend themselves vigorously against the claims.

ITEM 1A:	RISK FACTORS

Our business operations and financial position are subject to various risks.  These risks are described elsewhere in this report and in our Form 10-K for the year ended December 31, 2008 and Form 10Q for the three months ended March 31, 2009.  The risk factors identified therein have not changed in any material respect, except the additional risk factors added below.

The exchange ratio for the merger is fixed and will not be adjusted in the event of any change in either the price of Atlas America common stock or the price of our common units.

If the merger is completed, each common unit outstanding as of immediately prior to the effective time will be converted into the right to receive 1.16 shares of Atlas America common stock. This exchange ratio was fixed in the merger agreement and will not be adjusted for changes in the market price of either Atlas America common stock or our common units. Changes in the price of Atlas America common stock prior to the effective time will affect the market value of the merger consideration that our unitholders will receive in the merger. Stock price changes may result from a variety of factors (many of which are beyond the control of Atlas America and us), including:

•	changes in the company’s businesses, operations and prospects;

•	changes in market assessments of the business, operations and prospects of the company;

•	market assessments of the likelihood that the merger will be completed, including related considerations regarding regulatory approvals of the merger;

•	interest rates, general market and economic conditions and other factors generally affecting the price of securities; and

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which we operate.

The price of Atlas America common stock at the closing of the merger may vary from its price on the date the merger agreement was executed. As a result, the market value represented by the exchange ratio will also vary.

There will be material differences between the current rights of our unitholders and the rights they can expect to have as Atlas America stockholders.

Our unitholders will receive Atlas America common stock in the merger and will become Atlas America stockholders. As Atlas America stockholders, their rights as stockholders will be governed by the Atlas America charter and bylaws. In addition, whereas we are currently a Delaware limited liability company, governed by the Delaware Limited Liability Company Act, Atlas America is a Delaware corporation, governed by the Delaware General Corporation Law. As a result, there will be material differences between the current rights of our unitholders and the rights they can expect to have as Atlas America stockholders, as well as differences in how stockholders and unitholders are taxed. For example, our profits flow through us and are taxed once, at the unitholder level, regardless of whether distributions are made to our unitholders. After the merger, profits of the combined company will be subject to tax at the corporation level, and potentially again, if and when distributed to Atlas America stockholders at the stockholder level. In addition, after the merger, the combined company will have a classified board, with directors elected for a three-year term on a staggered basis, whereas all our directors are currently elected every year for an annual term.

The combined company may fail to realize the anticipated cost savings, growth opportunities and synergies and other benefits anticipated from the merger, which could adversely affect the value of Atlas America common stock.

Atlas America and we currently operate as separate public companies. The success of the merger will depend, in part, on our ability to realize the anticipated synergies and growth opportunities from combining the businesses, as well as the projected stand-alone cost savings and revenue growth trends identified by each company. In addition, on a combined basis, we expect to benefit from operational synergies resulting from the consolidation of capabilities and elimination of redundancies as well as greater efficiencies from increased scale. Management also intends to focus on revenue synergies for the combined entity. However, management must successfully combine our businesses in a manner that permits these cost savings and synergies to be realized. In addition, it must achieve the anticipated savings without adversely affecting current revenues and our investments in future growth. If it is not able to successfully achieve these objectives, the anticipated cost savings, revenue growth and synergies may not be realized fully or at all, or may take longer to realize than expected.

The receipt of the merger consideration will be taxable for U.S. federal income tax purposes and our unitholders could recognize tax gain or have tax liability in excess of the merger consideration received.

Our unitholders generally will recognize gain with respect to the exchange of their common units for shares of Atlas America common stock in the merger in an amount equal to the excess of (1) each unitholder’s “amount realized” for U.S. federal income tax purposes, which equals the sum of the fair market value of the shares of Atlas America common stock and any cash received in lieu of fractional shares (including any amounts of cash withheld), plus his or her share of our pre-merger liabilities, over (2) such unitholder’s aggregate adjusted tax basis in his or her common units (including basis attributable to his or her share of our pre-merger liabilities). Unitholders generally will recognize a loss to the extent that the amount of their basis described in clause (2) above exceeds the amount realized described in clause (1) above.

Because the “amount realized” includes the amount of our liabilities allocated to each unitholder immediately prior to the merger, it is possible that the amount of gain unitholders recognize, or even their resulting tax liability, could exceed the fair market value of the shares of Atlas America common stock plus any cash they receive, perhaps by a significant amount. The application of other, complicated tax rules also may give rise to adverse tax consequences to unitholders. Because the tax consequences of the merger to a unitholder will depend on his or her particular factual circumstances and are uncertain in some material respects, unitholders should consult their tax advisors regarding the potential tax consequences of exchanging our common units for shares of Atlas America common stock in the merger.

Our unitholders will be allocated our taxable income and gain through the time of the merger and will not receive any additional distributions attributable to that income.

Our unitholders will be allocated their proportionate share of our taxable income and gain for the period ending at the time of the merger. Unitholders will have to report such income even though they will not receive any additional cash distributions from us attributable to such income. Such income, however, will be included in the tax basis of the units held by unitholders, and thus reduce their gain (or increase their loss) recognized as a result of the merger.

Lawsuits have been filed against us, certain officers and members of our board of directors and Atlas America challenging the merger, and any adverse judgment may prevent the merger from becoming effective or from becoming effective within the expected timeframe.

We, certain officers and members of our board of directors and Atlas America are named as defendants in a consolidated purported class action lawsuit brought by our unitholders in Delaware Chancery Court challenging the proposed merger, seeking, among other things, to enjoin the defendants from consummating the merger on the agreed-upon terms. Plaintiffs initially filed five separate purported class actions, and the Chancery Court issued an order of consolidation on June 15, 2009. Plaintiffs filed a Verified Consolidated Class Action Complaint on July 1, 2009, which has superseded all prior complaints. On July 27, 2009, the Chancery Court granted the parties’ scheduling stipulation, setting a preliminary injunction hearing for September 4, 2009. The complaint advances claims of breach of fiduciary duty in connection with the merger agreement, including allegations of inadequate disclosures in connection with the unitholder vote on the merger, and seeks monetary damages or injunctive relief, or both. Predicting the outcome of this lawsuit is difficult.

One of the conditions to the completion of the merger is that no judgment, order, injunction, decision, opinion or decree issued by a court or other governmental entity that makes the merger illegal or prohibits the consummation of the merger shall be in effect. A preliminary injunction could delay or jeopardize the completion of the merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the merger. An adverse judgment for monetary damages could have a material adverse effect on the operations of the combined company after the merger.

The merger is subject to various closing conditions, and any delay in completing the merger may reduce or eliminate the benefits expected.

The merger is subject to the satisfaction of a number of other conditions beyond the parties’ control that may prevent, delay or otherwise materially adversely affect the completion of the transaction. On May 15, 2009, early termination of the waiting period under the HSR Act was granted. In July 2009, two other conditions to completion of the merger were satisfied. On July 10, 2009, we received the requisite consent from our lenders to amend our credit agreement to permit the merger, and on July 13, 2009, the Atlas America stockholders approved an amendment to the Atlas America charter to increase the number of authorized shares of Atlas America common stock so that Atlas America has sufficient authorized shares to complete the merger. We cannot predict with certainty, however, whether and when any of the other conditions to completion of the merger will be satisfied. Any delay in completing the merger could cause the combined company not to realize, or delay the realization, of some or all of the benefits that the companies expect to achieve from the transaction.

Failure to complete the merger or delays in completing the merger could negatively affect the price of our common units and Atlas America common stock and each company’s future business and operations.

If the merger is not completed for any reason, Atlas America and we may be subject to a number of material risks, including the following:

•	the individual companies will not realize the benefits expected from the merger, including a potentially enhanced financial and competitive position;

•
the price of the our common units or the Atlas America common stock may decline to the extent that the current market price of these securities reflects a market assumption that the merger will be completed; and

•	some costs relating to the merger must be paid even if the merger is not completed.

The market price of the Atlas America common stock and the results of operations of Atlas America after the merger may be affected by factors different from those affecting us or Atlas America currently.

Our businesses, while similar in many respects, also have some differences, and, accordingly, the results of operations of Atlas America following the merger and the market price of Atlas America common stock following the merger may be affected by factors different from those currently affecting the independent results of operations and market prices of each of Atlas America and us. As a holder of Atlas America common stock following the merger, you will be subject to the risks and liabilities affecting these other businesses, including those of Atlas Pipeline Holdings and Atlas Pipeline, as well as those of ours.

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of April 27, 2009 among Atlas Energy Resources, LLC, Atlas America, Inc., Atlas Energy Management, Inc. and Merger Sub, as defined therein (5)
3.1	Amended and Restated Limited Liability Company Agreement of Atlas Energy Resources, LLC (1)
3.2	Amendment No. 1 to Amended and Restated Operating Agreement of Atlas Energy Resources, LLC (2)
3.3	Certificate of Formation of Atlas Energy Resources, LLC (3)
4.1	Form of common unit certificate (included as Exhibit A to the Amended and Restated Limited Liability Company Agreement of Atlas Energy Resources, LLC) (1)
4.2
Indenture dated as of January 23, 2008 among Atlas Energy Operating Company, LLC, Atlas Energy Finance Corp., as Issuers, the subsidiaries named therein, as Guarantors, and U.S. Bank National Association, as Trustee(9)

4.3	Form of 10.75% Senior Note due 2018 (included as an exhibit to the Indenture filed as Exhibit 4.2 hereto)
4.4
Senior Indenture dated July 16, 2009 among Atlas Energy Operating Company, LLC, Atlas Energy Finance Corp., as Issuers, the subsidiaries named therein, as Guarantors, and U.S. Bank National Association, as Trustee(10)

4.5	First Supplemental Indenture dated July 16, 2009(10)

4.6	Form of Note for 12.125% Senior Notes due 2017 (contained in Annex A to the First Supplemental Indenture filed as Exhibit 4.5 hereto)
10.1(a)
Revolving Credit Agreement, dated as of June 29, 2007, among Atlas Energy Operating Company, LLC, its subsidiaries, J.P. Morgan Chase Bank, N.A., as Administrative Agent and the other lenders signatory thereto (2)

10.1(b)	First Amendment to Credit Agreement, dated as of October 25, 2007 (4)
10.1(c)	Second Amendment to Credit Agreement dated as of April 9, 2009 (6)
10.2	Third Amendment to Credit Agreement dated as of July 10, 2009 (11)
10.3	Management Agreement, dated as of December 18, 2006, among Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC and Atlas Energy Management, Inc (1)
10.4	Agreement for Services among Atlas America, Inc. and Richard Weber, dated April 5, 2006(3)
10.5	Amended and Restated Long-Term Incentive Plan (7)
10.6	ATN Option Agreement dated as of June 1, 2009, by and among APL Laurel Mountain, LLC, Atlas Pipeline Operating Partnership, L.P. and Atlas Energy Resources, LLC(8)
10.7
Gas Gathering Agreement for Natural Gas on the Legacy Appalachian System dated as of June 1, 2009 between Laurel Mountain Midstream, LLC and Atlas America, LLC, Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, Atlas Noble LLC, Resource Energy, LLC, Viking Resources, LLC, Atlas Pipeline Partners, L.P. and Atlas Pipeline Operating Partnership, L.P.  Specific terms in this exhibit have been redacted, as marked three asterisks (***), because confidential treatment for those terms has been requested.  The redacted material has been separately filed with the Securities and Exchange Commission.

10.8
Gas Gathering Agreement for Natural Gas on the Expansion Gathering System dated as of June 1, 2009 between Laurel Mountain Midstream, LLC and Atlas America, LLC, Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, Atlas Noble LLC, Resource Energy, LLC, Viking Resources, LLC, Atlas Pipeline Partners, L.P. and Atlas Pipeline Operating Partnership, L.P.  Specific terms in this exhibit have been redacted, as marked three asterisks (***), because confidential treatment for those terms has been requested.  The redacted material has been separately filed with the Securities and Exchange Commission.

12.1	Ratio of Earnings to Fixed Charges
31.1	Rule 13(a)-14(a)/15d-14(a) Certification
31.2	Rule 13(a)-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

(1)	Previously filed as an exhibit to our Form 8-K filed December 22, 2006.
(2)	Previously filed as an exhibit to our Form 8-K filed June 29, 2007.
(3)	Previously filed as an exhibit to our registration statement on Form S-1 (Reg. No. 333-136094).
(4)	Previously filed as an exhibit to our Form 8-K filed October 26, 2007.
(5)	Previously filed as an exhibit to our Form 8-K filed April 28, 2009.
(6)	Previously filed as an exhibit to our Form 8-K filed April 17, 2009.
(7)	Previously filed as an exhibit to our Form 10-K for the year ended December 31, 2008 filed March 2, 2009.
(8)	Previously filed as an exhibit to our Form 8-K filed June 5, 2009.
(9)	Previously filed as an exhibit to our Form 8-K filed January 24, 2008.
(10)	Previously filed as an exhibit to our Form 8-K filed July 17, 2009.
(11)	Previously filed as an exhibit to our Form 8-K filed July 24, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS ENERGY RESOURCES, LLC
(Registrant)

Date: August 10, 2009	By:	/s/ Matthew A. Jones
Matthew A. Jones
Chief Financial Officer

Date: August 10, 2009	By:	/s/Sean P. McGrath
Sean P. McGrath Chief Accounting Officer