Form 10-Q
period 2009-09-30
Atlas Energy Resources, LLC
filed 2009-11-09
CIK 1368802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 1-33193

ATLAS ENERGY RESOURCES, LLC

(Exact name of registrant as specified in its charter)

Delaware	75-3218520
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Westpointe Corporate Center One 1550 Coraopolis Heights Road Moon Township, PA	15108
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (412) 262-2830

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

Yes    ☐    No  ☒

The number of common units of the registrant outstanding on November 6, 2009 was -0-.

ATLAS ENERGY RESOURCES, LLC AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

ATLAS ENERGY RESOURCES, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$2,447	$5,655
Accounts receivable	73,161	69,411
Current portion of derivative receivable from Partnerships	345	3,022
Current portion of derivative asset	84,446	107,766
Prepaid expenses and other	12,698	14,714

Total current assets	173,097	200,568

Property, plant and equipment, net	2,010,163	1,963,891
Other assets, net	26,840	18,403
Long-term derivative asset	40,425	69,451
Intangible assets, net	3,059	3,838
Goodwill, net	35,166	35,166

	$2,288,750	$2,291,317

LIABILITIES AND OWNER’S/MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$86,442	$74,262
Accrued interest	12,654	19,878
Accrued liabilities	15,889	5,872
Liabilities associated with drilling contracts	16,590	96,883
Accrued well drilling and completion costs	68,055	43,946
Current portion of derivative payable to Partnerships	23,173	34,932
Current portion of derivative liability	5,105	12,829

Total current liabilities	227,908	288,602

Long-term debt	872,455	873,655
Other long-term liabilities	—	6,337
Long-term derivative payable to Partnerships	17,021	22,581
Advances from affiliates	—	1,712
Long-term derivative liability	24,591	10,771
Asset retirement obligations	50,907	48,136

Commitments and contingencies

Owner’s/members’ equity:
Class B members’ interests	—	932,804
Class A member’s interest	—	6,257
Owner’s equity	1,006,227	—
Accumulated other comprehensive income	89,472	100,275

	1,095,699	1,039,336
Non-controlling interest	169	187

Total owner’s/members’ equity	1,095,868	1,039,523

	$2,288,750	$2,291,317

See accompanying notes to consolidated financial statements.

ATLAS ENERGY RESOURCES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Well construction and completion	$81,496	$116,987	$257,231	$343,466
Gas and oil production	65,986	81,234	207,908	236,417
Administration and oversight	3,150	5,216	9,644	15,370
Well services	5,012	5,298	14,911	15,362
Gathering	6,098	4,886	16,210	15,151
Other income, net	201	325	280	844

Total revenues	161,943	213,946	506,184	626,610

Costs and expenses:
Well construction and completion	69,138	101,727	218,236	298,666
Gas and oil production	12,127	16,315	39,421	44,601
Well services	2,378	2,753	6,922	7,815
Gathering	7,973	4,625	18,951	14,358
General and administrative	20,573	11,952	47,390	36,030
Depreciation, depletion and amortization	24,563	23,586	79,866	68,344
Loss on asset sale	1,444	—	5,694	—

Total costs and expenses	138,196	160,958	416,480	469,814

Operating income	23,747	52,988	89,704	156,796

Interest expense	(19,162)	(14,798)	(47,270)	(42,666)

Net income	4,585	38,190	42,434	114,130
Income attributable to non-controlling interests	(14)	(10)	(44)	(48)

Net income attributable to owner’s/members’ interests	$4,571	$38,180	$42,390	$114,082

Allocation of net income attributable to owner’s/members’ interests:
Portion allocable to members’ interests (period prior to merger on September 29, 2009)	$4,521	$38,180	$42,340	$114,082
Portion allocable to owner’s interest (period subsequent to merger on September 29, 2009)	50	—	50	—

	$4,571	$38,180	$42,390	$114,082

Allocation of net income (loss) attributable to members’ interests:
Class A member’s units	$90	$2,417	$(7,109)	$6,836
Class B members’ units	4,431	35,763	49,449	107,246

Net income attributable to members’ interests	$4,521	$38,180	$42,340	$114,082

Net income attributable to Class B members per unit:
Basic	$0.07	$0.56	$0.77	$1.71

Diluted	$0.07	$0.55	$0.77	$1.70

Weighted average Class B members’ units outstanding:
Basic	63,381	63,381	63,381	62,083

Diluted	63,452	63,844	63,405	62,561

See accompanying notes to consolidated financial statements.

ATLAS ENERGY RESOURCES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OWNER’S/MEMBERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2009

(in thousands, except unit data)

(Unaudited)

	Members’ Equity				Owner’s Equity	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Owner’s/ Members’ Equity
	Class A Members’ Interests		Class B Members’ Interests
	Units	Amount	Units	Amount
Balance, January 1, 2009	1,293,486	$6,257	63,380,749	$932,804	$—	$100,275	$187	$1,039,523
Units issued	10	—	500	(53)	—	—	—	(53)
Distributions paid on unissued units under incentive plan	—	—	—	(443)	—	—	—	(443)
Distributions paid to members	—	(2,476)	—	(38,663)	—	—	—	(41,139)
Unit-based compensation	—	—	—	3,387	—	—	—	3,387
Distributions to non-controlling interests	—	—	—	—	—	—	(62)	(62)
Reversal of management incentive distribution	—	8,024	—	—	—	—	—	8,024
Net income (loss) attributable to members’ interests prior to merger on September 29, 2009	—	(7,109)	—	49,449	—	—	44	42,384
Net assets contributed by members	(1,293,496)	(4,696)	(63,381,249)	(946,481)	951,177	—	—	—
Contribution by Parent	—	—	—	—	55,000	—	—	55,000
Net income attributable to owner’s subsequent to merger on September 29, 2009	—	—	—	—	50	—	—	50
Other comprehensive (loss)	—	—	—	—	—	(10,803)	—	(10,803)

Balance, September 30, 2009	—	$—	—	$—	$1,006,227	$89,472	$169	$1,095,868

See accompanying notes to consolidated financial statements.

ATLAS ENERGY RESOURCES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,434	$114,130
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred finance costs	2,897	2,182
Depreciation, depletion and amortization	79,866	68,344
Adjustment to reflect cash impact of derivatives	30,976	10,508
Non-cash compensation expense	3,387	4,021
Equity (income) of unconsolidated subsidiary	(316)	(171)
Distributions paid to noncontrolling interests	(62)	(104)
Loss on assets sales and dispositions	5,597	(32)
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	(1,001)	(22,637)
Accounts payable and accrued expenses	6,550	17,044
Liabilities associated with drilling contracts	(80,293)	(105,084)
Liabilities associated with well drilling and completion costs	24,109	24,523
Other operating assets and liabilities	—	11

Net cash provided by operating activities	114,144	112,735

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(130,785)	(224,970)
Proceeds from sales of assets	10,289	63
Other	(13)	(201)

Net cash used in investing activities	(120,509)	(225,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	295,000	326,000
Repayments under credit facility	(492,000)	(604,025)
Net proceeds from issuance of debt	196,232	407,125
Net proceeds from Class B members’ units issued	—	107,714
Distributions paid to members	(39,452)	(112,680)
Contribution from owner	55,000	—
Advances to affiliates	(2,165)	(7,313)
Other	(9,458)	(10,406)

Net cash provided by financing activities	3,157	106,415

Net change in cash and cash equivalents	(3,208)	(5,958)
Cash and cash equivalents, beginning of period	5,655	25,258

Cash and cash equivalents, end of period	$2,447	$19,300

See accompanying notes to consolidated financial statements.

ATLAS ENERGY RESOURCES, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Atlas Energy Resources, LLC (the “Company”) is a single-member Delaware limited liability company and an independent developer and producer of natural gas and, to a lesser extent, oil in Northern Michigan’s Antrim Shale, Indiana’s New Albany Shale and the Appalachian Basin. The Company is also a leading sponsor and manager of tax-advantaged direct investment partnerships (the “Partnerships”), in which it coinvests to finance the exploitation and development of its acreage.

On September 29, 2009, the Company completed its merger with Atlas America, Inc. (“Atlas America”) (NASDAQ: ATLS) pursuant to the definitive merger agreement previously executed between the Company and Atlas America on April 27, 2009, with the Company surviving as a wholly-owned subsidiary of Atlas America (the “Merger”). In the Merger, 33.4 million Class B common units of the Company not previously held by Atlas America were exchanged for 38.8 million shares of Atlas America common stock (a ratio of 1.16 shares of Atlas America common stock for each Class B common unit of the Company) and 30.0 million Class B common units held by Atlas America were cancelled. Additionally, Atlas America changed its name to “Atlas Energy, Inc.” (“Atlas Energy”). Prior to the Merger, the Company had 63,381,249 Class B common units and 1,293,496 Class A units outstanding, with Atlas Energy and its affiliates owning 29,952,996 of the Company’s Class B common units and all of the Class A units outstanding, representing a 48.3% ownership interest in the Company. The Class A units (which continue to remain outstanding after the Merger) were entitled to 2% of all quarterly cash distributions by the Company without any requirement for future capital contributions by the holder of such Class A units. Subsequent to the Merger, net income allocable to the Class A units and management incentive interests owned by Atlas Energy Management, Inc. are combined with and shown as “owner’s equity” in the consolidated financial statements. The Company’s Class B common units are no longer listed on the NYSE and have been deregistered under the Exchange Act.

The accompanying consolidated financial statements, which are unaudited except that the balance sheet at December 31, 2008 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods disclosed have been made. Management has evaluated subsequent events through November 9, 2009, the date the financial statements were issued. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The statements of operations for the three and nine month periods ended September 30, 2009 may not necessarily be indicative of the statements of operations for the full year ending December 31, 2009. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation, including $18.8 million of pre-development costs shown as a component of “Property, plant, and equipment, net” which was previously combined with “Liabilities associated with drilling contracts” on the Company’s consolidated balance sheets at December 31, 2008.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further within this note, a more thorough discussion of the Company’s significant accounting policies is included in its audited consolidated financial statements and notes thereto in its annual report on Form 10-K for the year ended December 31, 2008.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Transactions between the Company and Atlas Energy and its affiliates have been identified in the consolidated financial statements as transactions between affiliates (see Note 5). The non-controlling ownership interest in net income of the Company is reflected as non-controlling interest on the Company’s consolidated statement of operations, and the non-controlling interests in the assets and liabilities of the Company are shown as a separate component of owner’s/members’ equity on the Company’s consolidated balance sheets.

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

Net Income per Class B Member Unit

As a result of the Merger on September 29, 2009, there are no Class B Member common units outstanding. As such, net income attributable to Class B member units is only presented for the periods through September 29, 2009. Basic net income per unit for Class B common units is computed by dividing net income attributable to the Class B members, which is determined after the deduction of the Class A member’s interests and participating securities, by the weighted average number of Class B common units outstanding during the period. The Class A management incentive interests in net income is calculated on a quarterly basis based upon its 2% ownership interest, represented by its 1,293,496 Class A units, and its member’s incentive interests (“MII’s”), with a priority allocation of net income to the Class A member’s MIIs in accordance with the Company’s limited liability company agreement, and the remaining net income or loss allocated with respect to the Class A’s and Class B’s ownership interests.

On April 27, 2009, the Company and Atlas Energy executed a definitive merger agreement (see Note 1). Due to the anticipation of the Merger, the Company suspended distributions to the Class A and Class B members’ interests effective April 1, 2009. Due to the suspension of distributions and in accordance with the limited liability company agreement, the Company determined that previously accrued distributions to MII’s of $8.0 million were no longer payable to Atlas Energy.

The Company presents net income (loss) per unit by applying the two-class method for master limited partnerships in the calculation of earnings per share. Under this method, the Company must consider whether the incentive distributions represent a participating security when considered in the calculation of earnings per unit. The Company must also consider whether its limited liability company agreement contains any contractual limitations concerning distributions to the MIIs that would impact the amount of earnings to allocate to the MIIs for each reporting period. If distributions are contractually limited to the MIIs’ share of currently designated available cash for distributions as defined under the Company’s limited liability company agreement, undistributed earnings in excess of available cash should not be allocated to the MIIs. The Company believes that its limited liability agreement contractually limits cash distributions to available cash and, therefore, undistributed earnings will not be allocated to the MIIs.

Effective January 1, 2009, the Company was required to determine if any of its share-based payment awards with rights to dividends or dividend equivalents qualify as participating securities. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of net income per Class B Member unit pursuant to the two-class method. Prior to the Merger, the Company had a long-term incentive plan that contained previously granted phantom unit awards, which consisted of Class B member units issuable under the terms of the long-term incentive plan (see Note 11) and contained nonforfeitable rights to distribution equivalents of the Company. The participation rights of the phantom unit awards resulted in a non-contingent transfer of value each time the Company declared a distribution or distribution equivalent during the award’s vesting period. As such, the net income utilized in the calculation of net income per Class B member unit was after the allocation of income to the phantom unit awards on a pro-rata basis. The Company’s net income per Class B member computations in its consolidated statement of operations prior to January 1, 2009 have been retroactively adjusted to conform to the current period presentation.

The following table is a reconciliation of net income allocated to the Class A member units and Class B members’ units for purposes of calculating net income per Class B member unit (in thousands):

	Period From July 1, 2009 to September 29, 2009	Three Months Ended September 30, 2008	Period From January 1, 2009 to September 29, 2009	Nine Months Ended September 30, 2008
Net income attributable to members’ interests	$4,521	$38,180	$42,340	$114,082
Income allocable to Class A member’s actual cash incentive distributions reserved(1)	—	1,687	(8,024)	4,588
Income allocable to Class A member’s 2% ownership interest	90	730	915	2,248

Net income attributable to Class A member’s ownership interest	90	2,417	(7,109)	6,836

Net income attributable to Class B members’ ownership interests	4,431	35,763	49,449	107,246
Less: Net income attributable to participating securities – phantom units(2)	(50)	(401)	(558)	(1,052)

Net income utilized in the calculation of net income attributable to Class B members per unit	$4,381	$35,362	$48,891	$106,194

(1)

The amount for the period from January 1, 2009 to September 29, 2009 consists of an adjustment to reverse previously recognized estimated income allocable ($0.13 per Class B members unit) to MIIs as the amounts were determined to be no longer payable by the Company to the Managing Member .

(2)

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

	Period From July 1, 2009 to September 29, 2009	Three Months Ended September 30, 2008	Period From January 1, 2009 to September 29, 2009	Nine Months Ended September 30, 2008
Weighted average number of Class B members’ units – basic	63,381	63,381	63,381	62,083
Add: effect of dilutive unit incentive awards	71	463	24	478

Weighted average number of Class B members’ units diluted	63,452	63,844	63,405	62,561

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$4,585	$38,190	$42,434	$114,130
Income attributable to non-controlling interests	(14)	(10)	(44)	(48)

Net income attributable to owner’s/members’ interests	4,571	38,180	42,390	114,082
Other comprehensive income (loss):
Unrealized holding gain (loss) on derivative contracts	5,017	282,906	68,298	(25,821)
Less reclassification adjustment for (gains) losses realized in net income	(34,051)	27,925	(79,101)	26,304

Total other comprehensive income (loss)	(29,034)	310,831	(10,803)	483

Comprehensive income (loss) attributable to owner’s/members’ interests	$(24,463)	$349,011	$31,587	$114,565

Components of accumulated other comprehensive income at the dates indicated are as follows (in thousands):

	September 30, 2009	December 31, 2008
Unrealized gain on commodity derivatives	$94,170	$106,117
Unrealized loss on interest rate derivatives	(4,698)	(5,842)

	$89,472	$100,275

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

The estimated service lives of property, plant and equipment excluding natural gas and oil properties are as follows:

Pipelines, processing and compression facilities	15-40 years
Rights-of-way – Appalachia	20-40 years
Buildings and improvements	10-40 years
Furniture and equipment	3-7 years
Other	3-10 years

Property, plant and equipment consist of the following at the dates indicated (in thousands):

	September 30, 2009	December 31, 2008
Natural gas and oil properties:
Proved properties:
Leasehold interests	$1,237,331	$1,214,991
Predevelopment costs	14,750	18,772
Wells and related equipment	970,063	872,128

	2,222,144	2,105,891
Unproved properties	43,279	43,749
Support equipment	8,605	9,527

	2,274,028	2,159,167
Pipelines, processing and compression facilities	29,050	22,541
Rights-of-way	47	149
Land, buildings and improvements	6,689	6,484
Other	7,571	7,827

	2,317,385	2,196,168
Accumulated depreciation, depletion and amortization:	(307,222)	(232,277)

	$2,010,163	$1,963,891

Oil and Gas Properties

The Company follows the successful-efforts method of accounting for oil and gas producing activities. Acquisition costs of leases and development activities are capitalized. Exploratory drilling costs are capitalized pending determination of whether a well is successful. Exploratory wells subsequently determined to be dry holes are charged to expense. Costs resulting in exploratory discoveries and all development costs, whether successful or not, are capitalized. Geological and geophysical costs and delay rentals are expensed. Oil is converted to gas equivalent basis (“Mcfe”) at the rate one barrel equals 6 thousand cubic feet (“Mcf”). Depletion is provided on the units-of-production method.

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

Upon the sale or retirement of a complete field of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is reclassified to income. Upon the sale of an individual well, the proceeds are credited to accumulated depreciation and depletion. Upon the sale of an entire interest in an unproved property where the property had been assessed for impairment individually, a gain or loss is recognized in the statements of operations. If a partial interest in an unproved property is sold, any funds received are accounted for as a reduction of the cost in the interest retained.

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

Unproved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded if conditions indicate the Company will not explore the acreage prior to expiration of the applicable leases or if it is determined that the carrying value of the properties is above their fair value. There were no impairments of oil and gas properties or unproved properties recorded by the Company for the three and nine months ended September 30, 2009 and 2008.

Goodwill

The Company has $35.2 million of goodwill as of September 30, 2009 in connection with several acquisitions of assets. Goodwill and intangibles with infinite lives must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the related asset might be impaired. An impairment loss should be recognized if the carrying value of an entity’s reporting units exceeds its estimated fair value. Because quoted market prices for the Company’s reporting units are not available, the Company must apply judgment in determining the estimated fair value of these reporting units. The Company uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets. In addition, substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity on a stand-alone basis. In most industries, including the Company’s, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest. Therefore, once the above fair value calculations have been determined, the Company also considers a control premium to the calculations. This control premium is judgmental and is based on, among other items, observed acquisitions in the Company’s industry. The resultant fair values calculated for the reporting units are then compared to observable metrics on large mergers and acquisitions in the Company’s industry to determine whether those valuations appear reasonable in the Company’s judgment. The Company’s evaluation of goodwill at December 31, 2008 indicated there was no impairment loss and no impairment indicators arose during the nine months ended September 30, 2009. The Company will continue to evaluate its goodwill at least annually or when impairment indicators arise, and will reflect the impairment of goodwill, if any, in its consolidated financial statements in that period.

Capitalized Interest

The Company capitalizes interest on borrowed funds related to its share of costs associated with the drilling and completion of new oil and gas wells, lease acquisition and other capital projects. Interest is capitalized only during the periods that activities are in progress to bring these assets to their intended use.

The weighted average interest rates used to capitalize interest and the amount of interest capitalized for the following periods were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average interest rate	8.7%	4.1%	7.4%	4.5%

Interest capitalized (in thousands)	$1,619	$831	$5,343	$2,012

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

Because there are timing differences between the delivery of natural gas and oil and its receipt of a delivery statement, the Company has unbilled revenues. These revenues are accrued based upon volumetric data from the Company’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Company had unbilled trade receivables at September 30, 2009 and December 31, 2008 of

$23.7 million and $43.7 million, respectively, which are included in accounts receivable on its consolidated balance sheets.

Recently Adopted Accounting Standards

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (“Update 2009-05”). Update 2009-05 amends subtopic 820-10, “Fair Value Measurements and Disclosures- Overall” and provides clarification for the fair value measurement of liabilities in circumstances where quoted prices for an identical liability in an active market are not available. The amendments also provide clarification for not requiring the reporting entity to include separate inputs or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of a liability when estimating the fair value of a liability. Additionally, these amendments clarify that both the quoted price in an active market for an identical liability at the measurement date and the quoted price for an identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are considered Level 1 fair value measurements. These requirements are effective for financial statements issued after the release of Update 2009-05. The Company adopted the requirements on September 30, 2009 and it did not have a material impact on its financial position, results of operations or related disclosures.

In August 2009, the FASB issued Accounting Standards Update 2009-04, “Accounting for Redeemable Equity Instruments – Amendment to Section 480-10-S99” (“Update 2009-04”). Update 2009-04 updates Section 480-10-S99, “Distinguishing Liabilities from Equity”, to reflect the SEC staff’s views regarding the application of Accounting Series Release No. 268, “Presentation in Financial Statements of ‘Redeemable Preferred Stocks’“ (“ASR No. 268”). ASR No. 268 requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. The Company adopted the requirements of FASB Update 2009-04 on August 1, 2009 and it did not have a material impact on its financial position, results of operations or related disclosures.

In June 2009, the FASB issued Accounting Standards Update 2009-01, “Topic 105- Generally Accepted Accounting Principles Amendments Based on Statements of Financial Accounting Standards No. 168- The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“Update 2009-01”). Update 2009-01 establishes the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. The ASC supersedes all existing non-Securities and Exchange Commission accounting and reporting standards. Following the ASC, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the ASC. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Entities are not required to include specific references to the ASC in their financial statements and, therefore, the Company has removed all previous references to FASB authoritative guidance and describes its accounting policies using a “plain English” approach. The Company adopted the requirements of Update 2009-01 to its financial statements on September 30, 2009 and it did not have a material impact to the Company’s financial statement disclosures.

In May 2009, the FASB issued ASC 855-10, “Subsequent Events” (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions require management of a reporting entity to evaluate events or transactions that may occur after the balance sheet date for potential recognition or disclosure in the financial statements and provides guidance for disclosures that an entity should make about those events. ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. The Company adopted the requirements of this standard on June 30, 2009 and it did not have a material impact to its financial position or results of operations or related disclosures. The adoption of these provisions does not change the Company’s current practices with respect to evaluating, recording and disclosing subsequent events.

In April 2009, the FASB issued ASC 820-10-65-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10-65-4”). ASC 820-10-65-4 applies to all fair value measurements and provides additional clarification on estimating fair value when the market activity for an asset has declined significantly. ASC 820-10-65-4 also require an entity to disclose a change in valuation technique and related inputs to the valuation calculation and to quantify its effects, if practicable. ASC 820-10-65-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the requirements of ASC 820-10-65-4 on April 1, 2009 and its adoption did not have a material impact on the Company’s financial position and results of operations.

In April 2009, the FASB issued ASC 320-10-65-1, “Recognition and Presentation of Other-Than-Temporary Impairments” (“ASC 320-10-65-1”), which changes previously existing guidance for determining whether an impairment is other than temporary for debt securities. ASC 320-10-65-1 replaces the previously existing requirement that an entity’s management assess if it has both the intent and ability to hold an impaired security until recovery with a requirement that management assess that it does not have the intent to sell the security and that it is more likely than not that it will not have to sell the security before recovery of its cost basis. ASC 320-10-65-1 also requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security and for the entity to present the total other-than-temporary impairment in the statement of operations with an offset for the amount recognized in other comprehensive income. ASC 320-10-65-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted these requirements on April 1, 2009 and its adoption did not have a material impact on the Company’s financial position and results of operations.

In April 2009, the FASB issued ASC 825-10-65-1, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC 825-10-65-1”), which requires an entity to provide disclosures about fair value of financial instruments in interim financial information. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. ASC 825-10-65-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted these requirements on April 1, 2009 and its adoption did not have a material impact on the Company’s financial position and results of operations.

In April 2009, the FASB issued ASC 805-20-30-23, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“ASC 805-20-30-23”), which requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with previous requirements. ASC 805-20-30-23 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. ASC 805-20-30-23 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for the Company). The Company adopted the requirements on January 1, 2009 and its adoption did not have a material impact on the Company’s financial position and results of operations.

In June 2008, the FASB issued ASC 260-10-45-61A, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“ASC 260-10-45-61A”). ASC 260-10-45-61A applies to the calculation of earnings per share (“EPS”) described in previous guidance, for share-based payment awards with rights to dividends or dividend equivalents. It states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. ASC 260-10-45-61A is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was prohibited. The Company adopted the requirements on January 1, 2009 and its adoption did not have a material impact on the Company’s financial position and results of operations.

In April 2008, the FASB issued ASC 350-30-65-1, “Determination of Useful Life of Intangible Assets” (“ASC 350-30-65-1”). ASC 350-30-65-1 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previous guidance. The intent of ASC 350-30-65-1 is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The Company adopted the requirements of ASC 350-30-65-1 on January 1, 2009 and its adoption did not have a material impact on its financial position and results of operations.

In March 2008, the FASB issued ASC 260-10-55-103 through 55-110, “Application of the Two-Class Method” (“ASC 260-10-55-103”), which considers whether the incentive distributions of a master limited partnership represent a participating security when considered in the calculation of earnings per unit under the two-class method. ASC 260-10-55-103 considers whether the partnership agreement contains any contractual limitations concerning distributions to the incentive distribution rights that would impact the amount of earnings to allocate to the incentive distribution rights for each reporting period. If distributions are contractually limited to the incentive distribution rights’ share of currently designated available cash for distributions as defined under the partnership agreement, undistributed earnings in excess of available cash should not be allocated to the incentive distribution rights. The Company’s adoption of ASC 260-10-55-103 on January 1, 2009 impacted its presentation of net income (loss) per common limited partner unit as the Company previously presented net income (loss) per common limited partner unit as though all earnings were distributed each quarterly period (see “—Net Income (Loss) Per Common Unit”). The Company adopted the requirements of ASC 260-10-55-103 on January 1, 2009 and its adoption did not have a material impact on the Company’s financial position and results of operations.

In March 2008, the FASB issued ASC 815-10-50-1, “Disclosures about Derivative Instruments and Hedging Activities” (“ASC 815-10-50-1”), to require enhanced disclosure about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted the requirements of this section of ASC 815-10-50-1 on January 1, 2009 and it did not have a material impact on its financial position or results of operations (see Note 10).

In December 2007, the FASB issued ASC 810-10-65-1, “Non-controlling Interests in Consolidated Financial Statements” (“ASC 810-10-65-1”). ASC 810-10-65-1 establishes accounting and reporting standards for the non-controlling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to be reported and disclosed on the face of the consolidated statement of operations at amounts that include the amounts attributable to both the parent and the non-controlling interest. Additionally, ASC 810-10-65-1 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and that the parent recognize a gain or loss in net income when a subsidiary is deconsolidated and adjust its remaining investment, if any, at fair value. The Company adopted the requirements of ASC 810-10-65-1on January 1, 2009 and adjusted its presentation of its financial position and results of operations. Prior period financial position and results of operations have been adjusted retrospectively to conform to these provisions.

In December 2007, the FASB issued ASC 805, “Business Combinations” (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 requires an acquirer to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, at their fair values as of that date, with specified limited exceptions. Changes subsequent to that date are to be recognized in earnings, not goodwill. Additionally, it requires costs incurred in connection with an acquisition be expensed as incurred. Restructuring costs, if any, are to be recognized separately from the acquisition. The acquirer in a business combination achieved in stages must also recognize the identifiable assets and liabilities, as well as the non-controlling interests in the acquiree, at the full amounts of their fair values. The Company adopted these requirements on January 1, 2009 and it did not have a material impact on its financial position and results of operations.

Recently Issued Accounting Standards

In October 2009, the FASB issued Accounting Standards Update 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (“Update 2009-15”). Update 2009-15 includes amendments to Topic 470, “Debt”, and Topic 260, “Earnings per Share”, to provide guidance on share-lending arrangements entered into on an entity’s own shares in contemplation of a convertible debt offering or other financing. These requirements are effective for existing arrangements for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those years, with retrospective application required for such arrangements that meet the criteria. These requirements are also effective for arrangements entered into on (not outstanding) or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company will apply these requirements upon its adoption on January 1, 2010 and does not expect it to have a material impact to its financial position or results of operations or related disclosures.

In June 2009, the FASB issued ASC 810-10-25-20 through 25-59, “Consolidation of Variable Interest Entities” (“ASC 810-10-25-20”), which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASC 810-10-25-20 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. These requirements are effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009 (January 1, 2010 for the Company). The Company is currently evaluating the impact of these requirements upon its adoption on January 1, 2010 and does not expect it to have a material impact to its financial position or results of operations or related disclosures.

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

NOTE 3 – OTHER ASSETS AND INTANGIBLE ASSETS

Other Assets

The following is a summary of other assets at the dates indicated (in thousands):

	September 30, 2009	December 31, 2008
Deferred finance costs, net of accumulated amortization of $8,428 and $5,531 at September 30, 2009 and December 31, 2008, respectively	$20,652	$15,018
Long-term derivative receivable from Partnerships	4,740	2,719
Other	1,448	666

	$26,840	$18,403

Deferred finance costs related to the Company’s credit facility and senior unsecured notes (see Note 9) are recorded at cost and amortized over their respective lives. Long-term derivative receivable from Partnerships represents the portion of the long-term unrealized derivative liability on contracts that have been allocated to them based on their share of total estimated production volumes.

Intangible Assets

Included in intangible assets are partnership management, non-compete agreements and operating contracts acquired through previous acquisitions which were recorded at fair value on their acquisition dates. The Company amortizes these contracts on the declining balance and straight-line methods, over their respective estimated lives, ranging from two to thirteen years. Amortization expense for these contracts was $0.2 million and $0.3 million for the three months ended September 30, 2009 and 2008, respectively, and $0.8 million and $0.9 million for the nine months ended September 30, 2009 and 2008, respectively. The aggregate estimated annual amortization expense the remainder of 2009, and for each of the next five calendar years is as follows: 2009—$0.2 million; 2010-2011—$1.0 million; 2012-2013—$0.2 million; and 2014—$0.1 million.

The following is a summary of intangible assets at the dates indicated (in thousands):

	September 30, 2009	December 31, 2008
Management and operating contracts	$14,343	$14,343
Non-compete agreement	890	890

Total costs	15,233	15,233
Accumulated amortization	(12,174)	(11,395)

	$3,059	$3,838

NOTE 4—ASSET RETIREMENT OBLIGATIONS

The Company recognizes an estimated liability for the plugging and abandonment of its oil and gas wells and related facilities. It also recognizes a liability for future asset retirement obligations if a reasonable estimate of the fair value of that liability can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company also considers the estimated salvage value in the calculation of depreciation, depletion and amortization.

The estimated liability is based on historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future, and federal and state regulatory requirements. The liability is discounted using an assumed credit- adjusted risk-free interest rate. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements. The Company has no assets legally restricted for purposes of settling asset retirement obligations. Except for its oil and gas properties, the Company has determined that there are no other material retirement obligations associated with tangible long-lived assets.

A reconciliation of the Company’s liability for well plugging and abandonment costs for the periods indicated is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Asset retirement obligations, beginning of period	$50,142	$45,334	$48,136	$42,358
Liabilities incurred	125	975	721	2,615
Liabilities settled	(113)	(36)	(198)	(38)
Accretion expense	753	687	2,248	2,025

Asset retirement obligations, end of period	$50,907	$46,960	$50,907	$46,960

The accretion expense is included in depreciation, depletion and amortization in the Company’s consolidated statements of operations.

NOTE 5—CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has ongoing relationships with several related entities:

Relationship with Atlas Energy. Atlas Energy provides centralized corporate functions on behalf of the Company, including legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes and engineering. These costs are reflected in general and administrative expense in the Company’s consolidated statements of operations. The employees supporting these Company operations are employees of Atlas Energy. The compensation costs of these employees, and rent for the offices out of which they operate, are allocated to the Company based on estimates of the time spent by such employees in performing services for the Company. This allocation of costs may fluctuate from period to period based upon the level of activity by the Company of any acquisitions, equity or debt offerings, or other non-recurring transactions, which requires additional management time. Management believes the method used to allocate these expenses is reasonable.

The Company participates in Atlas Energy’s cash management program. Any transaction performed by Atlas Energy on behalf of the Company is not due on demand and has been recorded as a long-term liability in advances from affiliates on the Company’s consolidated balance sheets.

On September 30, 2009, Atlas Energy contributed $55.0 million to the Company. The proceeds were used to reduce outstanding borrowings under the Company’s revolving credit facility.

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

Relationship with Laurel Mountain and Atlas Pipeline Partners, L.P. On June 1, 2009, the Company completed the sale of two natural gas processing plants and associated pipelines located in southwestern Pennsylvania for cash of $10.0 million to Laurel Mountain Midstream, LLC (“Laurel Mountain”), a newly-formed joint venture between the Company’s affiliate, Atlas Pipeline Partners, L.P. (NYSE: APL) (“Atlas Pipeline”), and The Williams Companies, Inc. (NYSE: WMB). (“Williams”). Upon contribution of its Appalachia Basin natural gas gathering system to Laurel Mountain, Atlas Pipeline received $87.8 million in cash, a preferred equity right to proceeds under a $25.5 million note issued to Laurel Mountain by Williams and a 49.0% ownership interest in Laurel Mountain. Atlas Pipeline is a subsidiary of the Company’s parent company, Atlas Energy. Laurel Mountain owns and operates all of Atlas Pipeline’s previously owned northern Appalachian assets, excluding its northern Tennessee operations, of which the Company will be the largest customer. The Company recorded a loss on the sale the two natural gas processing plants and associated pipelines of $1.4 million and $5.7 million, which is recorded as “Loss on asset sale” on its consolidated statements of operations for the three and nine months ended September 30, 2009, respectively. The Company used the net proceeds from the sale to repay outstanding borrowings under its revolving credit facility.

Upon completion of the transaction with Laurel Mountain, the Company entered into new gas gathering agreements with Laurel Mountain which superseded the existing master natural gas gathering agreement and omnibus agreement between the Company and Atlas Pipeline. Under the new gas gathering agreement, the Company is obligated to pay Laurel Mountain all of the gathering fees it collects from the partnerships, which generally ranges from $0.35 per Mcf to the amount of the competitive gathering fee (which is currently defined as 13% of the gross sales price received for the partnerships gas) plus any excess amount of the gathering fees collected up to an amount equal to approximately 16% of the natural gas sales price. The new gathering agreements contain additional provisions which define certain obligations and options of each party to build and connect newly drilled wells to any Laurel Mountain gathering system.

NOTE 6—DERIVATIVE AND FINANCIAL INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. These risks are managed by using derivative instruments related to commodity price risk and interest rate risk. Forward contracts on natural gas and oil are entered into to manage the price risk associated with forecasted sales of natural gas and crude oil. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s variable rate borrowings. The Company designates these derivatives as cash flow hedges and the derivative instruments have been recorded as either assets or liabilities at fair value in the consolidated balance sheet. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified to earnings in the same period during which the hedged transaction affects earnings. The following table summarizes the fair value of derivative instruments as of September 30, 2009 and December 31, 2008, as well as the gain or loss recognized in income for effective derivative instruments for the three and nine months ended September 30, 2009 and 2008. There were no gains or losses recognized in income for ineffective derivative instruments for the three and nine months ended September 30, 2009 and 2008.

Fair Value of Derivative Instruments:

Derivatives in Cash Flow Hedging Relationships	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2009	December 31, 2008	Balance Sheet Location	September 30, 2009	December 31, 2008
		(in thousands)			(in thousands)
Commodity contracts:	Current assets	$84,446	$107,766	Current liabilities	$(1,273)	$(9,348)
	Long-term assets	40,425	69,451	Long-term liabilities	(23,725)	(8,410)

		124,871	177,217		(24,998)	(17,758)

Interest rate contracts:	Current assets	—	—	Current liabilities	(3,832)	(3,481)
	Long-term assets	—	—	Long-term liabilities	(866)	(2,361)

		—	—		(4,698)	(5,842)

Total derivatives		$124,871	$177,217		$(29,696)	$(23,600)

Effects of Derivative Instruments on Consolidated Statements of Operations for the three months and nine months ended September 30, 2009 and 2008 is as follows:

Derivatives in Cash Flow Hedging Relationships	Gain/(Loss) Recognized in OCI on Derivative (Effective Portion) For the Three Months Ended		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain/(Loss) Reclassified from OCI into Income (Effective Portion) For the Three Months Ended
	September 30, 2009	September 30, 2008		September 30, 2009	September 30, 2008
	(in thousands)			(in thousands)
Commodity contracts	$5,983	$284,075	Gas and oil production	$35,134	$(27,613)
Interest rate contracts	(966)	(1,169)	Interest expense	(1,083)	(312)

	$5,017	$282,906		$34,051	$(27,925)

Derivatives in Cash Flow Hedging Relationships	Gain/(Loss) Recognized in OCI on Derivative (Effective Portion) For the Nine Months Ended		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain/(Loss) Reclassified from OCI into Income (Effective Portion) For the Nine Months Ended
	September 30, 2009	September 30, 2008		September 30, 2009	September 30, 2008
	(in thousands)			(in thousands)
Commodity contracts	$70,269	$(26,447)	Gas and oil production	$82,216	$(25,969)
Interest rate contracts	(1,971)	626	Interest expense	(3,115)	(335)

	$68,298	$(25,821)		$79,101	$(26,304)

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

In May 2009, the Company received approximately $28.5 million in proceeds from the early termination of natural gas and oil derivative positions for production periods from 2011 through 2013. In conjunction with the early termination of these derivatives, the Company entered into new derivative positions at prevailing prices at the time of the transaction. The net proceeds from the early termination of these derivatives were used to reduce indebtedness under the Company’s credit facility (see Note 9). The gain recognized upon the early termination of these derivative positions will continue to be reported in accumulated other comprehensive income, and will be reclassified into the Company’s consolidated statements of operations in the same periods in which the hedged production revenues would have been recognized in earnings.

The Company has a $94.2 million net unrealized gain related to financial derivatives on its gas and oil production which is shown as a component of accumulated other comprehensive income at September 30, 2009, compared to a net unrealized gain of $106.1 million at December 31, 2008. If the fair values of the instruments remain at current market values, the Company will reclassify $60.1 million of unrealized gains to its consolidated statements of operations over the next twelve-month period as these contracts settle and $34.1 million of unrealized gains will be reclassified in later periods.

As of September 30, 2009, the Company had the following natural gas and oil volumes hedged:

Natural Gas Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset(2)
	(MMBtu)(1)	(per MMBtu)(1)	(in thousands)
2009	10,340,000	$8.242	$36,116
2010	31,880,000	$7.708	47,682
2011	20,720,000	$7.040	3,403
2012	19,680,000	$7.223	4,119
2013	13,260,000	$7.082	235

			$91,555

Natural Gas Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/(Liability)(2)
		(MMBtu)(1)	(per MMBtu)(1)	(in thousands)
2009	Puts purchased	60,000	$11.000	$370
2009	Calls sold	60,000	$15.350	—
2010	Puts purchased	3,360,000	$7.839	6,021
2010	Calls sold	3,360,000	$9.007	—
2011	Puts purchased	9,540,000	$6.523	808
2011	Calls sold	9,540,000	$7.666	—
2012	Puts purchased	4,020,000	$6.514	—
2012	Calls sold	4,020,000	$7.718	(249)
2013	Puts purchased	5,340,000	$6.516	—
2013	Calls sold	5,340,000	$7.811	(579)

				$6,371

Crude Oil Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset/(Liability)(3)
	(Bbl) (1)	(per Bbl)(1)	(in thousands)
2009	14,600	$99.319	$424
2010	48,900	$97.400	1,134
2011	42,600	$77.460	11
2012	33,500	$76.855	(74)
2013	10,000	$77.360	(29)

			$1,466

Crude Oil Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/(Liability)(3)
		(Bbl) (1)	(per Bbl) (1)	(in thousands)
2009	Puts purchased	9,000	$85.000	$134
2009	Calls sold	9,000	$116.561	—
2010	Puts purchased	31,000	$85.000	468
2010	Calls sold	31,000	$112.918	—
2011	Puts purchased	27,000	$67.223	—
2011	Calls sold	27,000	$89.436	(27)
2012	Puts purchased	21,500	$65.506	—
2012	Calls sold	21,500	$91.448	(70)
2013	Puts purchased	6,000	$65.358	—
2013	Calls sold	6,000	$93.442	(24)

				$481

			Total net asset	$99,873

(1)	“Mmbtu” represents million British Thermal Units; “Bbl” represents barrels.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.
(3)	Fair value based on forward WTI crude oil prices, as applicable.

The Company’s commodity price risk management includes estimated future natural gas and crude oil production of the Partnerships. Therefore, a portion of any unrealized derivative gain or loss is allocable to the limited partners of the Partnerships based on their share of estimated gas and oil production related to the derivatives not yet settled. At September 30, 2009 and December 31, 2008, net unrealized derivative liabilities of $35.1 million and $51.8 million, respectively, are payable to the limited partners in the Partnerships and are included in the consolidated balance sheets as follows (in thousands):

	September 30, 2009	December 31, 2008
Current portion of derivative receivable from Partnerships	$345	$3,022
Other assets – long-term	4,740	2,719
Current portion of derivative payable to Partnerships	(23,173)	(34,932)
Long-term derivative payable to Partnerships	(17,021)	(22,581)

	$(35,109)	$(51,772)

Interest Rate Risk Hedging Program

At September 30, 2009, the Company had $270.0 million of borrowings under its revolving credit facility (see Note 9). At September 30, 2009, the Company had interest rate derivative contracts having an aggregate notional principal amount of $150.0 million through January 2011, which were designated as cash flow hedges. Under the terms of the contract, the Company will pay an interest rate of 3.11%, plus the applicable margin as defined under the terms of its revolving credit facility, and will receive LIBOR, plus the applicable margin, on the notional principal amounts. This derivative effectively converts $150.0 million of the Company’s floating rate debt under the revolving credit facility to fixed-rate debt. The Company has accounted for the interest rate derivative contracts as effective hedge instruments under prevailing accounting standards.

At September 30, 2009, the Company’s interest rate derivatives were as follows:

Interest Fixed Rate Swap

Term	Notional Amount	Option Type	Contract Period Ended December 31,	Fair Value (Liability)
				(in thousands)
January 2008 – January 2011	$150,000,000	Pay 3.11% - Receive LIBOR	2009	$(1,009)
			2010	(3,495)
			2011	(194)

			Total net liability	$(4,698)

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has established a hierarchy to measure its financial instruments at fair value which requires it to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy defines three levels of inputs that may be used to measure fair value:

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

Derivative Instruments. All of the Company’s derivative contracts are defined as Level 2. The Company’s natural gas and crude oil derivative contracts are valued based on prices quoted on the NYMEX or WTI and adjusted by the respective counterparty using various assumptions including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments. The Company’s interest rate derivative contracts are valued using a LIBOR rate-based forward price curve model. Information for assets and liabilities measured at fair value on a recurring basis at September 30, 2009 and December 31, 2008 is as follows (in thousands):

	September 30, 2009		December 31, 2008
	Level 2	Total	Level 2	Total
Commodity-based derivatives	$99,873	$99,873	$159,459	$159,459
Interest rate swap-based derivatives	(4,698)	(4,698)	(5,842)	(5,842)

Total	$95,175	$95,175	$153,617	$153,617

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

Information for assets that are measured at fair value on a nonrecurring basis for the three and nine month periods ended September 30, 2009 are as follows (in thousands):

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	Level 3	Total	Level 3	Total
Asset retirement obligations	$125	$125	$721	$721

Total	$125	$125	$721	$721

NOTE 8—COMMITMENTS AND CONTINGENCIES

General Commitments

The Company is the managing general partner of the Partnerships, and has agreed to indemnify each investor partner from any liability that exceeds such partner’s share of Partnership assets. Subject to certain conditions, investor partners in certain Partnerships have the right to present their interests for purchase by the Company, as managing general partner. The Company is not obligated to purchase more than 5% to 10% of the units in any calendar year. Based on past experience, the management of the Company believes that any liability incurred would not be material. The Company may be required to subordinate a part of its net partnership revenues from the Partnerships to the benefit of the investor partners for an amount equal to at least 10% of their subscriptions determined on a cumulative basis, in accordance with the terms of the partnership agreements. For the three and nine months ended September 30, 2009, $1.4 million and $2.3 million, respectively, of the Company’s net revenues were subordinated, which reduced its cash distributions received from the investment partnerships for the respective periods. No subordination of the Company’s net revenues was required for the three and nine months ended September 30, 2008 with regard to the Partnerships.

Atlas Energy is party to employment agreements with certain executives that provide compensation, severance and certain other benefits. Some of these obligations may be allocable to the Company (see Note 5).

As of September 30, 2009, the Company is a guarantor of 50.0% ($11.4 million) of Crown Drilling of Pennsylvania, LLC’s $22.9 million credit arrangement.

Legal Proceedings

On June 20, 2008, the Company’s wholly-owned subsidiary, Atlas America, LLC, was named as a co-defendant in the matter captioned CNX Gas Company, LLC (“CNX”) v. Miller Petroleum, Inc. (“Miller”), et al. (Chancery Court, Campbell County, Tennessee). In its complaint, CNX alleged that Miller breached a contract to assign to CNX certain leasehold rights (“Leases”) representing approximately 30,000 acres in Campbell County, Tennessee and that Atlas America, LLC and another defendant, Wind City Oil & Gas, LLC, interfered with the closing of this assignment on June 6, 2008. The Company purchased the Leases from Miller for approximately $19.1 million. On December 15, 2008, the Chancery Court dismissed the matter in its entirety, holding that there had been no breach of the contract by Miller and, therefore, that Atlas America, LLC could not have tortuously interfered with the contract. The Chancery Court dismissed all claims against Atlas America, LLC; however, CNX has appealed this decision.

Following the announcement of the merger agreement on April 27, 2009, the following actions were filed in Delaware Chancery Court purporting to challenge the Merger:

•	Alonzo v. Atlas Energy Resources, LLC, etal., C.A. No. 4553-VCN (Del. Ch. filed 4/30/09);

•	Operating Engineers Constructions Industry and Miscellaneous Pension Fund v. Atlas America, Inc., etal., C.A.

No. 4589-VCN (Del. Ch. filed 5/13/09);

•	Vanderpool v. Atlas Energy Resources, LLC, etal., C.A. No. 4604-VCN (Del. Ch. filed 5/15/09);

•	Farrell v. Cohen, etal., C.A. No. 4607-VCN (Del. Ch. filed 5/19/09); and

•	Montgomery County Employees’ Retirement Fund v. Atlas Energy Resources, LLC, etal., C.A. No. 4613-VCN (Del. Ch. filed 5/21/09).

On June 15, 2009, Vice Chancellor Noble issued an order consolidating all five lawsuits, renaming the action In re Atlas Energy Resources, LLC Unitholder Litigation, C.A. No. 4589-VCN, and appointing as co-lead plaintiffs Operating Engineers Construction Industry and Miscellaneous Pension Fund and Montgomery County Employees Retirement Fund. Plaintiffs filed a Verified Consolidated Class Action Complaint on July 1, 2009, which has superseded all prior complaints. On July 27, 2009, the Chancery Court granted the parties’ scheduling stipulation, setting a preliminary injunction hearing for September 4, 2009. The complaint advances claims of breach of fiduciary duty in connection with the Merger agreement, including allegations of inadequate disclosures in connection with the unitholder vote on the Merger, and seeks monetary damages or injunctive relief, or both. On August 7, 2009, plaintiffs advised the court by letter that they are not pursuing their motion for preliminary injunction and requested that the preliminary injunction hearing date be removed from the court’s calendar. Around that time, plaintiffs advised counsel for the defendants that they intended to continue to pursue the case after the Merger as a claim for monetary damages. The Chancery Court approved the briefing schedule in mid-September and the defendants filed a brief in support of their motion to dismiss on October 16, 2009. Predicting the outcome of this lawsuit is difficult. An adverse judgment for monetary damages could have a material adverse effect on the operations of the combined company. Based on the facts known to date, the defendants believe that the claims asserted against them in this lawsuit are without merit, and intend to defend themselves vigorously against the claims.

The Company is also a party to various routine legal proceedings arising in the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 9—LONG-TERM DEBT

Total debt consists of the following at the dates indicated (in thousands):

	September 30, 2009	December 31, 2008
Revolving credit facility	$270,000	$467,000
10.75% Senior Unsecured Notes – due 2018	406,105	406,655
12.125% Senior Unsecured Notes – Due 2017	196,350	—

	872,455	873,655
Less current maturities	—	—

	$872,455	$873,655

Revolving Credit Facility. At September 30, 2009, the Company had a credit facility with a syndicate of banks with a borrowing base of $600.0 million that matures in June 2012. The borrowing base is redetermined semiannually on April 1 and October 1 subject to changes in the Company’s oil and gas reserves or is automatically reduced by 25% of the stated principal of any Senior Notes issued by the Company. Up to $50.0 million of the credit facility may be in the form of standby letters of credit, of which $1.2 million was outstanding at September 30, 2009, which are not reflected as borrowings on the Company’s consolidated balance sheets. The credit facility is secured by substantially all of the Company’s assets and is guaranteed by each of the Company’s subsidiaries and bears interest at either the base rate plus the applicable margin or at adjusted LIBOR plus the applicable margin, elected at the Company’s option. The applicable margin on Eurodollar Loans ranges between 200 and 300 basis points and the applicable margin for base rate loans ranges between 112.5 and 212.5 basis points based on outstanding borrowings. The base rate for any day equals the higher of the federal funds rate plus 0.50%, the J.P. Morgan prime rate or the Adjusted LIBOR for a 30-day interest period plus 1.0%. Adjusted LIBOR is LIBOR divided by 1.00 minus the percentage prescribed by the Federal Reserve Board for determining the reserve requirement for Eurocurrency liabilities. At September 30, 2009 and December 31, 2008, the weighted average interest rate on the credit facility’s outstanding borrowings was 2.7% and 2.8%, respectively.

On July 10, 2009, the Company’s credit agreement was amended to, among other things, permit the Merger with Atlas Energy and to allow the Company to distribute (a) amounts equal to Atlas Energy’s income tax liability attributable to the Company’s net income at the highest marginal rate and (b) up to $40.0 million per year and, to the extent that it distributes less than that amount in any year, may carry over up to $20.0 million for distribution in the next year.

The events which constitute an event of default for the Company’s credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreement, adverse judgments against the Company in excess of a specified amount, and a change of control. In addition, the agreement limits sales, leases or transfers of assets and the incurrence of additional indebtedness. The Company was in compliance with these covenants as of September 30, 2009. The credit facility also requires the Company to maintain ratios of current assets (as defined in the credit facility) to current liabilities (as defined in the credit facility) of not less than 1.0 to 1.0 and a ratio of total debt (as defined in the credit facility) to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”, as defined in the credit facility) of 3.75 to 1.0 commencing January 1, 2009, and decreasing to 3.5 to 1.0 commencing January 1, 2010 and thereafter. According to the definitions contained in the Company’s credit facility, the Company’s ratio of current assets to current liabilities was 2.1 to 1.0 and its ratio of total debt to EBITDA was 3.0 to 1.0 at September 30, 2009.

Senior Unsecured Notes. At September 30, 2009, the Company had $400.0 million principal amount outstanding of 10.75% Senior Unsecured Notes (“10.75% Senior Notes”) due on February 1, 2018 and $200.0 million principal amount outstanding of 12.125% Senior Unsecured Notes due August 1, 2017 (“12.125% Senior Notes”; collectively, the “Senior Notes”). The 12.125% Senior Notes were issued on July 13, 2009 in a public offering at a price of 98.116% to par value for a yield 12.5% at maturity. Net proceeds from the offering were used to reduce outstanding borrowings under the Company’s revolving credit facility. Interest on the Senior Notes in the aggregate is payable semi-annually in arrears on February 1 and August 1 of each year. The 10.75% Senior Notes are redeemable on or after February 1, 2013, and the 12.125% Senior Notes are redeemable on or after August 1, 2013, at specified redemption prices, together with accrued and unpaid interest to the date of redemption. In addition, before February 1, 2011 for the 10.75% Notes and before August 1, 2012 for the 12.125% Senior Notes, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the proceeds of equity offerings at a stated redemption price. The Senior Notes are also subject to repurchase by the Company at stated redemption prices (101% of their principal amount for the 10.75% Senior Notes and 112.125% of their principal amount for the 12.125% Senior Notes), plus accrued and unpaid interest, upon a change of control or upon certain asset sales if the Company does not reinvest the net proceeds within 360 days. The Senior Notes are junior in right of payment to the Company’s secured debt, including its obligations under its credit facility. The indentures governing the Senior Notes contain covenants, including limitations of the Company’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets. The Company is in compliance with these covenants as of September 30, 2009.

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

Operating segment data for the periods indicated are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating segment data (in thousands):
Gas and oil production
Appalachia:
Revenues	$25,988	$34,297	$88,138	$97,193
Costs and expenses	5,995	7,541	20,311	18,422

Segment profit	$19,993	$26,756	$67,827	$78,771

Michigan/Indiana:
Revenues	$39,998	$46,937	$119,770	$139,224
Costs and expenses	6,132	8,774	19,110	26,179

Segment profit	$33,866	$38,163	$100,660	$113,045

Partnership management
Revenues	$94,659	$131,496	$295,170	$386,796
Costs and expenses	79,261	108,982	243,520	320,523

Segment profit	$15,398	$22,514	$51,650	$66,273

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Reconciliation of segment profit to net income
Segment profit
Gas and oil production-Appalachia	$19,993	$26,756	$67,827	$78,771
Gas and oil production-Michigan/Indiana	33,866	38,163	100,660	113,045
Partnership management	15,398	22,514	51,650	66,273

Total segment profit	69,257	87,433	220,137	258,089
General and administrative expense	(20,573)	(11,952)	(47,390)	(36,030)
Depreciation, depletion and amortization	(24,563)	(23,586)	(79,866)	(68,344)
Loss on asset sale	(1,444)	—	(5,694)	—
Interest expense(1)	(19,162)	(14,798)	(47,270)	(42,666)
Other – net(2)	1,070	1,093	2,517	3,081

Net income	$4,585	$38,190	$42,434	$114,130

(1)	The Company notes that interest expense has not been allocated to its reportable segments as it would be impracticable to reasonably do so for the periods presented.
(2)

Revenues, net of expenses, for Michigan/Indiana well services and transportation of $0.9 and $0.8 million for the three months ended September 30, 2009 and 2008, respectively, and $2.2 million for both the nine months ended September 30, 2009 and 2008 do not meet the quantitative threshold for reporting segment information. These amounts have been included in “Other – net” above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Capital expenditures:
Gas and oil production
Appalachia	$21,421	$68,349	$90,412	$167,970
Michigan	3,517	19,769	14,913	53,962
Partnership management	8,886	1,047	24,493	2,247
Corporate	548	135	967	791

	$34,372	$89,300	$130,785	$224,970

			September 30, 2009	December 31, 2008
Balance sheets:
Goodwill
Gas and oil production – Appalachia			$21,527	$21,527
Partnership management			13,639	13,639

			$35,166	$35,166

Total assets:
Gas and oil production
Appalachia			$833,114	$794,521
Michigan/Indiana			1,368,061	1,416,042
Partnership management			56,487	53,031
Corporate			31,088	27,723

			$2,288,750	$2,291,317

The following table reconciles revenues shown for each operating segment to total revenues shown on the consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Gas & oil production – Appalachia	$25,988	$34,297	$88,138	$97,193
Gas & oil production – Michigan/Indiana	39,998	46,937	119,770	139,224
Partnership management	94,659	131,496	295,170	386,796
Other	1,298	1,216	3,106	3,397

	$161,943	$213,946	$506,184	$626,610

NOTE 11 – BENEFIT PLANS

Prior to the Merger on September 29, 2009, the Company had a Long-Term Incentive Plan (“LTIP”), which provided performance incentive awards to officers, employees and board members and employees of its affiliates, consultants and joint-venture partners. Subsequent to the Merger, Atlas Energy assumed the Company’s LTIP pursuant to the Atlas Energy, Inc. Assumed Long-Term Incentive Plan (“Assumed LTIP”) and each outstanding unit option, phantom unit and restricted unit granted under the LTIP was converted to an equivalent stock option, phantom share or restricted share of Atlas Energy at a ratio of 1.0 unit to 1.16 common shares.

Following the consummation of the Merger, the LTIP is no longer in existence and the Assumed LTIP applies to all awards outstanding at the time of the Merger. All of the terms related to the previous LTIP remain unchanged, except for the conversion of the number of options and other grants and their related exercise price, and no new grant awards will be issued pursuant to the Assumed LTIP. Awards granted after 2006 vest 25% after three years and 100% upon the four-year anniversary of grant, except for awards to board members which vest 25% per year over four years. Awards granted in 2006 vest 25% per year over four years. Upon termination of service by a grantee, all unvested awards are forfeited. A restricted stock grant or phantom stock grant entitles a grantee to receive a common share of Atlas Energy upon vesting of the grant or, at the discretion of Atlas Energy’s compensation committee, cash equivalent to the then fair market value of an Atlas Energy common share.

Restricted Stock and Phantom Units. Under the LTIP, 28,523 restricted and phantom units were awarded during the period from January 1, 2009 to September 29, 2009. During the nine months ended September 30, 2008, 35,793 restricted units were awarded under the LTIP. The fair value of the grants was based on the closing unit price on the grant date, and is being charged to operations over the requisite service periods using a straight-line attribution method.

The following table summarizes the activity of restricted and phantom units for the period from January 1, 2009 to September 29, 2009 and lists the number and average grant date fair value of Company units underlying the converted Atlas Energy phantom and restricted stock:

	Units	Weighted Average Grant Date Fair Value
Non-vested units outstanding at December 31, 2008	768,829	$23.86
Granted	28,523	16.48
Vested	(13,073)	21.70
Forfeited	(46,000)	31.12

Non-vested units outstanding at September 29, 2009	738,279	$23.16

Converted non-vested Atlas Energy phantom and restricted stock outstanding at September 29, 2009	856,404	$19.97

Unit Options. There were 5,000 unit options granted during the period from January 1, 2009 to September 29, 2009. During the nine months ended September 30, 2008, 14,000 unit options were awarded under the LTIP. Option awards expire 10 years from the date of grant and are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The Company uses the Black-Scholes option pricing model to estimate the weighted average fair value per option granted.

The following table sets forth option activity for the period from January 1, 2009 to September 29, 2009 and lists the number of Company units and weighted average exercise price underlying the converted Atlas Energy stock options:

	Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	1,902,902	$24.17
Granted	5,000	25.78
Exercised	—	—
Forfeited or expired	(123,300)	31.96

Outstanding at September 29, 2009	1,784,602	$23.64	7.15	$11,692,914

Converted non-vested Atlas Energy stock options outstanding at September 29, 2009	2,070,138	$20.38	7.15

The following table summarizes information about unit options outstanding and exercisable at September 29, 2009 and lists the number of Atlas Energy common shares and weighted average exercise price underlying the converted Atlas Energy stock options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$21.00 – 25.18	1,635,302	7.1	$22.60	280,314	$21.00
$30.24 – 35.00	141,800	7.8	$34.78	—	—
$37.79 and above	7,500	8.3	$39.79	—	—

	1,784,602	7.15	$23.64	280,314	$21.00

Converted Atlas Energy stock options	2,070,138	7.15	$20.38	325,164	$18.10

The Company recognized $.4 million and $1.4 million in compensation expense related to restricted stock units, phantom units and unit options for the three months ended September 30, 2009 and 2008, respectively. The Company recognized $3.4 million and $4.0 million in related compensation expense for the nine months ended September 30, 2009 and 2008, respectively. The Company paid $-0- and $0.4 million with respect to its LTIP distribution equivalent rights (“DER”) for the three months ended September 30, 2009 and 2008, respectively. The Company paid $0.4 million and $1.0 million with respect to its LTIP DER’s for the nine months ended September 29, 2009 and 2008, respectively. These amounts were recorded as a reduction of members’ equity on the Company’s consolidated balance sheet during the respective period.

NOTE 12 – CASH DISTRIBUTIONS

Prior to the Merger, the Company was required to distribute, within 45 days after the end of each quarter, all of its available cash (as defined in its limited liability company agreement) for that quarter to its Class A and Class B common unitholders in accordance with their respective percentage interests. Effective April 1, 2009, the Company suspended further distributions due to the announcement of its intent to merge with Atlas Energy (see Note 2).

NOTE 13 – SUBSEQUENT EVENTS

Credit Agreement Amendment

Effective October 14, 2009, in conjunction with a regularly scheduled borrowing base redetermination, the Company’s borrowing base under its revolving credit facility of $575.0 million was approved.

Natural Gas Derivative Contracts

In October 2009, the Company entered into the following natural gas derivative contracts:

Production Period Ending December 31,	Volumes	Average Fixed Price
	(MMBtu)	(per MMBtu)
2010	5,520,000	$6.15
2011	1,260,000	$6.86

Natural Gas Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap
		(MMBtu)	(per MMBtu)
2011	Puts purchased	3,300,000	$6.23
2011	Calls sold	3,300,000	$7.53
2012	Puts purchased	5,760,000	$6.51
2012	Calls sold	5,760,000	$7.71
2013	Puts purchased	5,400,000	$6.65
2013	Calls sold	5,400,000	$7.77

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Form 10-Q, the words “believes,” “anticipates,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors”, in our annual report on Form 10-K for fiscal 2008 and Part II, Item 1A of this report. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

We are a single-member Delaware limited liability company and an independent developer and producer of natural gas and oil, with operations in the Appalachian Basin, the Michigan Basin, and the Illinois Basin. Within these Basins we focus our drilling and production in four established shale plays; namely, the Marcellus Shale of western Pennsylvania, the Antrim Shale of northern Michigan, the Chattanooga Shale of northeastern Tennessee, and the New Albany Shale of west central Indiana. Our Appalachian Basin operations are primarily located in eastern Ohio, western Pennsylvania, and north central Tennessee. We have additional operations in New York, West Virginia and Kentucky. We specialize in the development of these natural gas basins because they provide us with repeatable, low-risk drilling opportunities. We are a leading sponsor and manager of tax-advantaged, direct investment natural gas and oil partnerships in the United States. Our focus is to increase our reserves, production, and cash flows through a balanced mix of generating new opportunities of geologic prospects, natural gas and oil exploitation and development, and sponsorship of investment partnerships. We generate both upfront and ongoing fees from the drilling, production, servicing, and administration of our wells in these partnerships.

Our business is conducted through three reportable business segments:

•	Two gas and oil production segments, in Appalachia and Michigan/Indiana, which consist of our interests in oil and gas properties; and

•	Our partnership management segment, which consists of well construction and completion, administration and oversight, well services and gathering activities.

KEY PERFORMANCE INDICATORS

In our Appalachia gas and oil operations:

•	we own direct and indirect working interests in approximately 8,658 gross productive gas and oil wells;

•	we own overriding royalty interests in approximately 624 gross productive gas and oil wells;

•	our net daily production was 41.3 million cubic feet equivalents per day (“Mmcfed”) and 42.4 Mmcfed for the three and nine months ended September 30, 2009, respectively;

•	we lease approximately 919,200 gross (873,600 net) acres, of which approximately 606,800 gross (599,800 net) acres are undeveloped;

•

included in our undeveloped acreage are approximately 215,600 Marcellus acres in Pennsylvania, New York and West Virginia, of which approximately 160,400 acres are located in our core Marcellus Shale position in southwestern Pennsylvania;

•	we drilled 153 gross wells (including 73 Marcellus Shale wells), during the nine months ended September 30, 2009, on our own behalf and that of our investment partnerships;

•

we have drilled 184 vertical and 15 horizontal gross Marcellus Shale wells to date, of which 159 vertical and 7 horizontal Marcellus Shale wells have been successfully completed and have been turned on-line and are producing;

•	of the 159 vertical completed Marcellus Shale wells we drilled to date, we have utilized the multi-frac technique on 68 wells, with successful results;

•	we turned on-line 274 gross wells during the nine months ended September 30, 2009; and

•	we drilled and participated in 25 horizontal wells in the Chattanooga Shale of eastern Tennessee to date. We have leased approximately 130,700 gross acres (128,200 net undeveloped) in this shale area.

In our Michigan gas and oil operations:

•	we own direct and indirect working interests in approximately 2,498 gross producing gas and oil wells;

•	we own overriding royalty interests in approximately 93 gross producing gas and oil wells;

•	our net daily production was 57.8 Mmcfed and 58.3 Mmcfed for the three and nine months ended September 30, 2009, respectively;

•	we have leased approximately 345,000 gross (271,900 net) acres, of which approximately 34,900 gross (26,400 net) acres are undeveloped; and

•	we drilled 32 gross wells (27 net wells) during the nine months ended September 30, 2009.

In our Indiana gas and oil operations:

•	we own direct and indirect working interests in approximately 20 gross producing gas and oil wells;

•	our net daily production was 0.8 Mmcfed and 0.4 Mmcfed for the three and nine months ended September 30, 2009, respectively;

•	we have leased approximately 249,600 gross (122,800 net) acres, of which approximately 242,600 gross (117,200 net) acres are undeveloped; and

•	we drilled 19 gross wells (17 net wells) during the nine months ended September 30, 2009.

In our partnership management business:

•	our investment partnership business includes equity interests in 96 investment partnerships and a registered broker-dealer which acts as the dealer manager of our investment partnership offerings.

•

during 2009, we have raised $122.6 million in investor funds for Atlas Resources Public #18B-2009(B) L.P., and have begun raising funds for our most recent investment partnership, Atlas Resources Public #18-2009(C) L.P.in which we have registered subscriptions of up to $275.7 million(1).

•

(1) Atlas Energy’s subsidiary serves as managing general partner of the Partnership. A written prospectus meeting the requirements of Section 10 of the Securities Act of 1933, as amended, may be obtained from Anthem Securities, Inc. (a subsidiary of Atlas Energy), 1550 Coraopolis Heights Rd. – 3rd Floor, Moon Township, PA 15108.

RECENT DEVELOPMENTS

Merger with Atlas Energy, Inc.

On September 29, 2009, we completed our merger with Atlas America, Inc. (“Atlas America”) (NASDAQ: ATLS) pursuant to the definitive merger agreement executed between us and Atlas America on April 27, 2009, with us surviving as a wholly-owned subsidiary of Atlas America (the “Merger”). In the Merger, 33.4 million of our Class B common units not previously held by Atlas America were exchanged for 38.8 million shares of Atlas America common stock (a ratio of 1.16 shares of Atlas America common stock for each Class B common unit) and 30.0 million Class B common units held by Atlas America were cancelled. Additionally, Atlas America changed its name to “Atlas Energy, Inc.” (“Atlas Energy”). Prior to the Merger, we had 63,381,249 Class B common units and 1,293,496 Class A units outstanding, with Atlas Energy and its affiliates owning 29,952,996 of our Class B common units and all of our Class A units outstanding, representing a 48.3% ownership interest in us. The Class A units were entitled to 2% of all our quarterly cash distributions without any requirement for future capital contributions by the holder of such Class A units.

Formation of Atlas Resources Public #18-2009(C) L.P.

On September 7, 2009, we began fundraising for Atlas Resources Public #18-2008 Drilling Program, in which we have the capacity to raise approximately $275.7 million, representing the third partnership (Atlas Resources Public #18-2009(C) L.P.) in the program. During the first nine months of 2009, we raised $122.6 million for our second partnership (Atlas Resources Public #18-2009 (B) L.P.)(1) Atlas Resources, LLC, our wholly-owned subsidiary, serves as the managing general partner for each partnership.

(1)

Atlas Energy’s subsidiary serves as managing general partner of the Partnership. A written prospectus meeting the requirements of Section 10 of the Securities Act of 1933, as amended, may be obtained from Anthem Securities, Inc. (a subsidiary of Atlas Energy), 1550 Coraopolis Heights Rd. – 3rd Floor, Moon Township, PA 15108.

Senior Unsecured Notes

On July 13, 2009, we issued $200.0 million of 12.125% senior unsecured notes (“12.125% Senior Notes”) due 2017 at 98.116% of par value to yield 12.5% at maturity. We used the net proceeds of $191.7 million, net underwriting fees of $4.5 million, to repay outstanding borrowings under our revolving credit facility. Under the terms of our credit facility (see “Credit Facility”), the credit facility borrowing base is automatically reduced by 25% of the stated principal amount of any senior unsecured notes offering by us. As such, the borrowing base of our credit facility was reduced by $50.0 million to $600.0 million upon the issuance of the 12.125% Senior Notes. Interest on the 12.125% Senior Notes is payable semi-annually in arrears on February 1 and August 1 of each year. The 12.125% Senior Notes are redeemable on or after August 1, 2013 at certain redemption prices, together with accrued interest at the date of redemption. In addition, before August 1, 2012, we may redeem up to 35% of the aggregate principal amount of the 12.125% Senior Notes with the proceeds of certain equity offerings at a stated redemption price of 112.125% of the principal, plus accrued interest. The 12.125% Senior Notes are junior in right of payment to our secured debt, including our obligations under the revolving credit facility. The indenture governing the 12.125% Senior Notes contains covenants, including limitations of our ability to incur certain liens, engage in sale/leaseback transactions, incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase, or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of our assets.

Credit Agreement Amendment

On July 10, 2009, we amended our credit agreement to, among other things, permit the Merger with us and Atlas Energy and to allow us to distribute (a) amounts equal to Atlas Energy’s income tax liability attributable to our net income at the highest marginal rate and (b) up to $40.0 million per year and, to the extent that we distribute less than that amount in any year, we may carry over an amount up to $20.0 million for use in the next year.

SUBSEQUENT EVENTS

Credit Agreement Amendment

Effective October 14, 2009, in conjunction with a regularly scheduled borrowing base redetermination, our borrowing base under our revolving credit facility of $575.0 million was approved.

Natural Gas Derivative Contracts

In October 2009, we entered into the following natural gas derivative contracts:

Production Period Ending December 31,	Volumes	Average Fixed Price
	(MMBtu)(1)	(per MMBtu)(1)
2010	5,520,000	$6.15
2011	1,260,000	$6.86

Natural Gas Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap
		(MMBtu)(1)	(per MMBtu)(1)
2011	Puts purchased	3,300,000	$6.23
2011	Calls sold	3,300,000	$7.53
2012	Puts purchased	5,760,000	$6.51
2012	Calls sold	5,760,000	$7.71
2013	Puts purchased	5,400,000	$6,65
2013	Calls sold	5,400,000	$7.77

(1)	“MMbtu” represents million British Thermal Units.

GENERAL TRENDS AND OUTLOOK

We expect our business to be affected by the following key trends. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

Natural Gas Supply and Outlook

While commodity prices for natural gas were at lower levels during the three months ended September 30, 2009 when compared with the prior year, we believe that the current development of the Marcellus Shale and the New Albany Shale, and new horizontal drilling techniques will likely cause relatively high levels of natural gas-related drilling in these geological areas as producers seek to increase their level of natural gas production. Although the number of natural gas wells drilled in the United States has increased overall in recent years, a corresponding increase in production has not been realized, primarily as a result of smaller discoveries and the decline in production from existing wells. However, we believe that an increase in United States drilling activity, additional sources of supply such as liquefied natural gas, and imports of natural gas will be required for the natural gas industry to meet the expected increased demand for, and to compensate for the slowing production of, natural gas in the United States. However, the areas in which we operate are experiencing a decline in the development of shallow wells, but a significant increase in drilling activity related to new and increased drilling for deeper natural gas formations and the implementation of new exploration and production techniques, including horizontal and multiple fracturing techniques.

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

Reserve Outlook

Our future oil and gas reserves, production, cash flow and our ability to make payments on our debt depend on our success in producing our current reserves efficiently, developing our existing acreage and acquiring additional proved reserves economically. We face the challenge of natural production declines and volatile natural gas and oil prices. As initial reservoir pressures are depleted, natural gas production from particular well decreases. We attempt to overcome this natural decline by drilling to find additional reserves and acquiring more reserves than we produce. In order to sustain and grow our cash flow, we may need to make acquisitions.

RESULTS OF OPERATIONS

GAS AND OIL PRODUCTION

Production Profile. Currently, we have focused our natural gas production operations in various shale plays in the northeastern and midwestern United States. Notably, we are one of the leading producers in the Marcellus Shale, a rich, organic shale located in the Appalachia basin. The portion of the Marcellus Shale in southwestern Pennsylvania in which we focus our drilling, is high-pressured and generally contains dry, pipeline-quality natural gas. In addition, we also are a leading natural gas producer in Michigan through our activity in the Antrim Shale, a biogenic shale play with a long-lived and shallow decline profile, and have recently established a position in the New Albany Shale in southwestern Indiana, where we produce out of the biogenic region of the shale similar to the Antrim. We also produce from the Chattanooga Shale in northeastern Tennessee, which enables us to access other formations in that region such as the Monteagle and Ft. Payne Limestone.

Production Volumes. The following table shows our total net gas and oil production volumes and production per day during the three and nine months ended September 30, 2009 and 2008, respectively (in thousands, except for production per day):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Production:(1) (2)
Appalachia:(3)
Natural gas (MMcf)	3,549	3,057	10,851	8,748
Oil (000’s Bbls)	42	39	120	112
Total (MMcfe)	3,801	3,291	11,571	9,420
Michigan/Indiana:
Natural gas (MMcf)	5,384	5,561	15,910	16,373
Oil (000’s Bbls)	1	1	3	3
Total (MMcfe)	5,390	5,567	15,928	16,391
Total:
Natural gas (MMcf)	8,933	8,618	26,761	25,121
Oil (000’s Bbls)	43	40	123	115
Total (MMcfe)	9,191	8,858	27,499	25,811

Production per day: (1) (2)
Appalachia:(3)
Natural gas (Mcfd)	38,579	33,228	39,749	31,929
Oil (Bpd)	460	413	442	410
Total (Mcfed)	41,339	35,706	42,401	34,389
Michigan/Indiana:
Natural gas (Mcfd)	58,519	60,436	58,277	59,755
Oil (Bpd)	9	11	9	11
Total (Mcfed)	58,573	60,502	58,331	59,821
Total:
Natural gas (Mcfd)	97,098	93,664	98,026	91,684
Oil (Bpd)	469	424	451	421
Total (Mcfed)	99,912	96,208	100,732	94,210

((1)

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

(2)

“MMcf” represents million cubic feet; “MMcfe” represent million cubic feet equivalents; “Mcfd” represents thousand cubic feet per day; “Mcfed” represents thousand cubic feet equivalents per day; and “Bbls” and “Bpd” represent barrels and barrels per day.

(3)	Appalachia includes our production located in Pennsylvania, Ohio, New York, West Virginia, and Tennessee.

Production Revenues, Prices and Costs. Production revenues and estimated gas and oil reserves are substantially dependent on prevailing market prices for natural gas, which comprised 99% of our proved reserves on an energy equivalent basis at December 31, 2008. The following table shows our production revenues and average sales prices for our oil and gas production during the three and nine months ended September 30, 2009 and 2008, along with our average production costs, taxes, and transmission and compression costs in each of the reported periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Production Revenues (in thousands):
Appalachia:
Natural gas	$22,802	$30,430	$79,873	$85,440
Oil	3,185	3,868	8,265	11,753

Total	$25,987	$34,298	$88,138	$97,193

Michigan/Indiana:
Natural gas	$39,946	$46,823	$119,646	$138,905
Oil	52	113	124	319

Total	$39,998	$46,936	$119,770	$139,224

Total:
Natural gas	$62,748	$77,253	$199,519	$224,345
Oil	3,237	3,981	8,389	12,072

Total	$65,985	$81,234	$207,908	$236,417

Average Sales Price:
Natural Gas:
Appalachia:
Total realized price, after hedge(2)	$7.00	$9.95	$7.67	$9.76
Total realized price, before hedge(2)	$2.92	$11.13	$4.06	$10.62
Michigan/Indiana:
Total realized price, after hedge(1)	$7.49	$8.88	$7.67	$9.13
Total realized price, before hedge	$3.38	$10.15	$3.98	$9.71
Total:
Total realized price, after hedge(1) (2)	$7.29	$9.26	$7.67	$9.35
Total realized price, before hedge(2)	$3.20	$10.49	$4.01	$10.03

Oil:
Appalachia:
Total realized price, after hedge	$75.26	$101.07	$68.49	$104.04
Total realized price, before hedge	$62.81	$106.81	$52.33	$108.09
Michigan/Indiana:
Total realized price, after hedge	$63.00	$111.72	$50.72	$108.36
Total realized price, before hedge	$63.00	$111.72	$50.72	$108.36
Total:
Total realized price, after hedge	$75.03	$101.34	$68.13	$104.15
Total realized price, before hedge	$62.81	$106.94	$52.30	$108.09

(1)

Includes cash proceeds of $0.3 million and $2.6 million for the three months ended September 30, 2009 and 2008, respectively and $2.4 million and $10.5 million for the nine months ended September 30, 2009 and 2008, respectively, received from the settlement of ineffective derivative gains associated with the acquisition of our Michigan operations, but not reflected in the consolidated statements of operations for the respective periods.

(2)

Excludes the impact of certain allocation of production revenue to investor partners within our investment partnerships. Including the effect of these allocations, average realized gas sales prices for the three and nine months ended September 30, 2009 for Appalachia were $6.42 per Mcf ($2.34 per Mcf before the effects of financial hedging) and $7.36 per Mcf ($3.75 per Mcf before the effects of financial hedging), respectively, and in total were $7.06 per Mcf ($2.97 per Mcf before the effects of financial hedging) and $7.55 per Mcf ($3.89 per Mcf before the effects of financial hedging), respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Production Costs (per Mcfe):
Appalachia:
Lease operating expenses(1)	$0.97	$1.08	$1.03	$0.98
Production taxes	0.01	0.04	0.03	0.04
Transportation and compression	0.77	1.18	0.79	0.94

	$1.75	$2.30	$1.85	$1.96

Michigan/Indiana:
Lease operating expenses	$0.69	$0.67	$0.70	$0.73
Production taxes	0.22	0.63	0.25	0.59
Transportation and compression	0.23	0.28	0.24	0.27

	$1.14	$1.58	$1.19	$1.59

Total:
Lease operating expenses(1)	$0.81	$0.82	$0.89	$0.82
Production taxes	0.14	0.41	0.16	0.39
Transportation and compression	0.45	0.61	0.47	0.52

	$1.40	$1.84	$1.47	$1.73

(1)

Excludes the effects of our proportionate share of lease operating expenses associated with certain allocations of production revenue to investor partners within our investment partnerships. Including the effects of these costs, lease operating expenses for the three and nine months ended September 30, 2009 for Appalachia were $0.80 per Mcfe (total production costs per Mcfe were $1.58 per Mcfe) and $0.94 per Mcfe (total production costs per Mcfe were $1.76 per Mcfe), respectively, and in total they were $0.73 per Mcfe (total production costs per Mcfe were $1.32 per Mcfe) and $0.80 per Mcfe (total production costs per Mcfe were $1.43 per Mcfe), respectively.

Total natural gas revenues were $62.8 million for the three months ended September 30, 2009, a decrease of $14.5 million from $77.3 million for the three months ended September 30, 2008. The $14.5 million decrease consisted of a $14.7 million decrease resulting from lower realized natural gas prices, $2.0 million of subordinated gas revenues during the current period to the investment partners within our investment partnerships, and a $2.2 million increase attributable to increases in natural gas production volumes. In accordance with the terms of our investment partnership agreements, we may be required to subordinate a part of our net revenues from the investment partnerships to the benefit of the investor partners in order to provide them with cash distributions in an amount equal to at least 10% of their subscriptions determined on a cumulative basis for the initial 5-year period beginning with the commencement of distributions to the investment partnerships, subject to certain limitations. Appalachian production volumes increased 5.4 MMcfd to 38.6 MMcfd for the three months ended September 30, 2009 when compared with the prior year comparable period, which was principally attributable to the increase in production we received from our Marcellus Shale wells and an increase in wells drilled in the most recent nine-month period as they were connected to gas gathering facilities and transportation pipelines. Total oil revenues were $3.2 million for the three months ended September 30, 2009, a decrease of $0.7 million from $3.9 million for the three months ended September 30, 2008. The decrease resulted primarily from a $1.0 million decrease from lower average realized oil prices, partially offset by a $0.3 million increase in production volumes.

Appalachia production costs were $6.0 million for the three months ended September 30, 2009, a decrease of $1.5 million from $7.5 million for the three months ended September 30, 2008. This decrease principally consists of a $1.0 million decrease due to the Company’s proportionate share of lease operating expenses associated with its revenue that was subordinated to the investor partners within our investment partnerships and a $1.0 million decrease in transportation expense, partially offset by a $0.8 million increase in water hauling and disposal costs associated with an increase in the number of Marcellus Shale wells we drilled. The decrease in Appalachia transportation expense was related to the decline in natural gas prices, for which our wells are generally charged a percentage of the sales price received for the natural gas transported. Michigan/Indiana production costs were $6.1 million for the three months ended September 30, 2009, a decrease of $2.7 million from $8.8 million for the three months ended September 30, 2008. This decrease was primarily attributable to a $2.3 million decrease in production taxes due to a state reduction in the production tax rate on January 1, 2009.

Total natural gas revenues were $199.5 million for the nine months ended September 30, 2009, a decrease of $24.8 million from $224.3 million for the nine months ended September 30, 2008. This decrease consisted of a $33.7 million decrease attributable to lower realized natural gas prices and $3.3 million of gas revenues subordinated to the investor partners within our investment partnerships, partially offset by a $12.2 million increase attributable to higher natural gas production volumes. Appalachian production volumes increased 7.8 MMcfd to 39.7 MMcfd for the nine months ended September 30, 2009 when compared to the prior year comparable period, which was principally attributable to the increase in production we received from our Marcellus Shale wells and as wells drilled in the most recent nine-month period as they were connected to gas gathering facilities and transportation pipelines. Total oil revenues were $8.4 million for the nine months ended September 30, 2009, a decrease of $3.6 million from $12.0 million for the nine months ended September 30, 2008. This decrease resulted primarily from a $4.2 million decrease associated with lower average realized oil prices, partially offset by a $0.5 million increase associated with higher production volumes.

Appalachia production costs were $20.3 million for the nine months ended September 30, 2009, an increase of $1.9 million from $18.4 million for the nine months ended September 30, 2008. This increase was principally due to a $2.5 million increase in water hauling and disposal costs and a $0.8 million increase associated with an increase in the number of Marcellus Shale wells we drilled from the prior year comparable period, partially offset by a decrease of $1.4 million associated with the Company’s proportionate share of lease operating expenses associated with its revenue that was subordinated to the investor partners within our investor partnerships. Michigan/Indiana production costs were $19.1 million for the nine months ended September 30, 2009, a decrease of $7.1 million from $26.2 million for the nine months ended September 30, 2008. This decrease was primarily attributable to a $5.7 million decrease in production taxes due to a state reduction in the production tax rate on January 1, 2009 and other production cost decreases when compared with the prior year comparable period.

PARTNERSHIP MANAGEMENT

Well Construction and Completion

Drilling Program Results. The number of wells we drill will vary depending on the amount of money we raise through our investment partnerships, the cost of each well, the depth or type of each well, the estimated recoverable reserves attributable to each well and accessibility to the well site. The following table presents the number of gross and net development wells we drilled exclusively for us and for our investment partnerships during the three and nine months ended September 30, 2009 and 2008. We did not drill any exploratory wells during the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Gross:
Appalachia	27	242	153	733
Michigan/Indiana	11	49	51	135

	38	291	204	868

Net:
Appalachia	26	242	126	672
Michigan/Indiana	11	49	44	135

	37	291	170	807

Well construction and completion revenues and costs and expenses incurred represent the billings and costs associated with the completion of wells for investment partnerships we sponsor. The following table sets forth information relating to these revenues and the related costs and number of net wells drilled and completed during the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Average construction and completion:
Revenue per well	$2,328	$483	$1,487	$511
Cost per well	1,975	420	1,261	444

Gross profit per well	$353	$63	$226	$67

Gross profit margin	$12,358	$15,259	$38,995	$44,800

Net wells drilled and completed:
Marcellus Shale	22	26	64	68
Chattanooga Shale	4	30	9	75
Michigan/Indiana	11	—	44	—
Other – shallow	—	186	53	529

	37	242	170	672

Well construction and completion segment margin was $12.4 million for the three months ended September 30, 2009, a decrease of $2.9 million from $15.3 million for the three months ended September 30, 2008. The decrease was due to a $73.0 million decrease associated with the decrease in the number of wells drilled, partially offset by a $70.1 million increase associated with an increase in the gross profit per well. Since our drilling contracts are on a “cost-plus” basis (typically cost-plus 18%), an increase in our average cost per well also results in a proportionate increase in our average revenue per well which directly affects the number of wells we drill. Average cost and revenue per well have increased due to a shift from drilling less expensive shallow wells to more expensive deep or horizontal shale wells in Appalachia and in Michigan/Indiana during the three and nine months ended September 30, 2009 in comparison to the prior year comparable periods.

Well construction and completion segment margin was $39.0 million for the nine months ended September 30, 2009, a decrease of $5.8 million from $44.8 million for the nine months ended September 30, 2008. The decrease in segment margin was due a $112.5 million decrease associated with a decrease in the number of wells drilled, partially offset by a $106.7 increase associated with an increase in the gross profit per well.

Our consolidated balance sheet at September 30, 2009 includes $16.6 million of “liabilities associated with drilling contracts” for funds raised by our investment partnerships that have not been applied to the completion of wells due to the timing of drilling operations, and thus had not been recognized as well construction and completion revenue on our consolidated statements of operations. We expect to recognize this amount as revenue during the fourth quarter of 2009.

Administration and Oversight

Administration and oversight represents supervision and administrative fees earned for the drilling and subsequent ongoing management of wells for our investment partnerships. Administration and oversight fees were $3.1 million for the three months ended September 30, 2009, a decrease of $2.1 million from $5.2 million for the three months ended September 30, 2008. This decrease was due to a decrease in the number of wells drilled during the period in comparison to the prior year.

Administration and oversight fees were $9.6 million for the nine months ended September 30, 2009, a decrease of $5.8 million from $15.4 million for the nine months ended September 30, 2008. This decrease was primarily a result of a decrease associated with fewer wells drilled during the period in comparison to the prior year.

Well Services

Well service revenue and expenses represent the monthly operating fees we charge and the work our service company performs for our investment partnership wells during the drilling and completing phase as well as ongoing maintenance of these wells and other wells in which we serve as operator.

Well services revenues were $5.0 million for the three months ended September 30, 2009, a decrease of $0.3 million from $5.3 million for the three months ended September 30, 2008. This decrease was principally attributable to the slowdown in drilling for shallow wells for our investment partnerships. Well services expenses were $2.4 million for the three months ended September 30, 2009, a decrease of $0.4 million from $2.8 million for the three months ended September 30, 2008. This decrease was primarily attributable to a decrease in labor costs associated with drilling a large number of shallow wells in prior periods to fewer, but more productive, wells for our investment partnerships during the current period.

Well services revenues were $14.9 million for the nine months ended September 30, 2009, a decrease of $0.5 million from $15.4 million for the nine months ended September 30, 2008. This decrease was primarily attributable to the slowdown in drilling for shallow wells for our investment partnerships, partially offset by an increase in well operating revenues for the investment partnership wells put into operation during the twelve months ended September 30, 2009. Well services expenses were $6.9 million for the nine months ended September 30, 2009, a decrease of $0.9 million from $7.8 million for the nine months ended September 30, 2008. The decrease is primarily attributable to a decrease in labor costs associated with drilling a large number of shallow wells in prior periods to fewer, but more productive, wells for our investment partnerships during the current period.

Gathering

We charge gathering fees to our investment partnership wells that are connected to Laurel Mountain‘s Appalachian gathering systems. On May 31, 2009, Atlas Pipeline Partners L.P. (“Atlas Pipeline”), our affiliate, contributed its Appalachian gathering systems to Laurel Mountain, a joint venture in which Atlas Pipeline retained a 49% ownership interest. Under new gas gathering agreements with Laurel Mountain entered into upon formation of the joint venture, we are obligated to pay to Laurel Mountain all of the gathering fees we collect from the partnerships. During the period from January 1, 2009 to May 31, 2009, we were required to remit these gathering fees to Atlas Energy, who in turn remitted them to Atlas Pipeline.

The gathering fee generally ranges from $0.35 per Mcf to the amount of the competitive gathering fee, currently defined as 13% of the gross sales price. Pursuant to our new agreements with Laurel Mountain, we must also pay an additional amount equal to the excess of the gathering fees collected from the investment partnerships up to an amount equal to approximately 16% of the natural gas sales price. As a result of our agreements with Laurel Mountain, our Appalachian gathering expenses within our partnership management segment will generally exceed the revenues collected from the investment partnerships by approximately 3%. We also pay our proportionate share of gathering fees based on our percentage interest in the well, which is included in gas and oil production expense.

As a result of our new agreements with Laurel Mountain, our net gathering fee expense in Appalachia was $2.8 million for the three months ended September 30, 2009. This amount represents $4.5 million we received in gathering fees collected from our investment partnerships, less $7.3 million we were obligated to remit as gathering expense plus an additional $2.8 million due to Laurel Mountain calculated as the excess of the gathering fees collected to bring the gathering expense to an amount equal to approximately 16% of the natural gas sales price.

For the nine months ended September 30, 2009, we received $13.5 million in gathering fees collected from our investment partnerships and were obligated to remit $17.7 million in gathering expense.

As part of our Michigan operations, we own a small gas gathering and processing system. We received $0.5 million and $0.4 million of transportation and natural gas liquid revenues for the three months ended September 30, 2009 and 2008, respectively, and $1.3 million and $1.1 million for the nine-month periods ended September 30, 2009 and 2008, respectively.

OTHER COSTS AND EXPENSES

General and Administrative

General and administrative expenses, which include, among other things, administrative salaries and benefits, partnership syndication activities and other miscellaneous costs of managing our business, were $20.6 million for the three months ended September 30, 2009, an increase of $8.7 million (72%) from $11.9 million for the three months ended September 20, 2008. The $8.7 million increase was principally attributable to $6.1 million of professional fees incurred related to the Merger with Atlas Energy (see “Recent Developments”) and a $2.6 million increase in expenses related to office operations, regulatory compliance and other corporate activities due to the growth of our business.

General and administrative expenses were $47.4 million for the nine months ended September 30, 2009, an increase of $11.4 million (31%) from $36.0 million for the nine months ended September 30, 2008. The $11.4 million increase was principally attributable to $7.7 million of professional fees incurred related to the Merger with Atlas Energy and a $3.6 million increase in expenses related to office operations, regulatory compliance and other corporate activities due to the growth of our business.

Depletion

The following table presents our depletion expense and depletion expense per Mcfe for our Appalachia and Michigan/Indiana business segments for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Depletion Expense (in thousands):
Appalachia	$9,383	$9,544	$34,645	$25,942
Michigan/Indiana	14,103	13,164	41,967	39,886

Total	$23,486	$22,708	$76,612	$65,828

Depletion expense as a percent of gas and oil production	36%	28%	37%	28%
Depletion per Mcfe:
Appalachia	$2.47	$2.84	$2.99	$2.75
Michigan/Indiana	$2.62	$2.40	$2.63	$2.43
Total	$2.55	$2.57	$2.79	$2.55

Depletion expense varies from period to period and is directly affected by changes in our oil and gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our oil and gas properties. Our depletion (including accretion of our asset retirement obligations) of oil and gas properties as a percentage of oil and gas revenues was 36% for the three months ended September 30, 2009, compared with 28% for the three months ended September 30, 2008. Depletion expense per Mcfe was $2.55 for the three months ended September 30, 2009, a decrease of $0.02 per Mcfe from $2.57 for the nine months ended September 30, 2008. Increases in our depletable basis and production volumes caused depletion expense to increase $0.8 million to $23.5 million for the three months ended September 30, 2009 compared with $22.7 million for the three months ended September 30, 2008.

Depletion of oil and gas properties as a percentage of oil and gas revenues was 37% for the nine months ended September 30, 2009, compared with 28% for the nine months ended September 30, 2008. Depletion expense per Mcfe was $2.79 for the nine months ended September 30, 2009, an increase of $0.24 (9%) per Mcfe from $2.55 for the nine months ended September 30, 2008. Increases in our depletable basis and production volumes caused depletion expense to increase $10.8 million to $76.6 million for the nine months ended September 30, 2009 compared with $65.8 million for the nine months ended September 30, 2008.

Interest Expense

Interest expense was $19.2 million for the three months ended September 30, 2009, an increase of $4.4 million (30%) compared with $14.8 million for the three months ended September 30, 2008. The increase was principally attributable to a $5.3 million increase in interest expense associated with our senior unsecured notes due to the issuance of $200.0 million of our 12.125% Senior Notes in July 2009, (see “Recent Developments”), partially offset by a $0.8 million increase in capitalized interest. The increase in capitalized interest is principally due to higher weighted average borrowings associated with the funding of our acreage expansions and drilling capital expenditures.

Interest expense was $47.3 million for the nine months ended September 30, 2009, an increase of $4.6 million (11%) compared with $42.7 million for the nine months ended September 30, 2008. This increase was principally attributable to a $12.5 million increase in interest expense associated with our senior unsecured notes, partially offset by $4.3 million of lower interest expense associated with our revolving credit facility and a $3.3 million increase in capitalized interest. The increase in capitalized interest is principally due to higher weighted average borrowings associated with the funding of our acreage expansions and drilling capital expenditures.

Loss on Asset Sale

Loss on asset sale was $1.4 million and $5.7 million for the three and nine months ended September 30, 2009, respectively, which represents the loss associated with the sale of certain natural gas gathering and processing assets sold on June 1, 2009 to Laurel Mountain for net proceeds of $10.0 million.

LIQUIDITY AND CAPITAL RESOURCES

General

We fund our development and production operations with a combination of cash generated by operations, capital raised through investment partnerships, issuance of our senior unsecured notes and use of our revolving credit facility. The following table sets forth our sources and uses of cash (in thousands):

	Nine Months Ended September 30,
	2009	2008
Net cash provided by operating activities	$114,144	$112,735
Net cash used in investing activities	(120,509)	(225,108)
Net cash provided by financing activities	3,157	106,415

Net change in cash and cash equivalents	$(3,208)	$(5,958)

We had $2.4 million in cash and cash equivalents at September 30, 2009, as compared to $5.7 million at December 31, 2008. We had a working capital deficit of $54.8 million at September 30, 2009, compared with $88.0 million at December 31, 2008. The $32.2 million unfavorable cash flow impact from this change in our working capital deficit was principally attributable to a decrease of $80.3 million in liabilities associated with drilling contracts, partially offset by a $36.3 million increase in accounts payable and accrued well drilling and completion costs, and a $6.5 million decrease in net current unrealized derivative receivables.

At September 30, 2009, we had $328.8 million available committed capacity under our credit facility, subject to covenant limitations, to fund working capital obligations. On July 13, 2009, we issued $200.0 million of 12.125% Senior Notes due 2017 at 98.116% of par value to yield 12.5% at maturity (see “Recent Developments”). We used the net proceeds of $191.7 million, net of underwriting fees of $4.5 million to repay outstanding borrowings under our revolving credit facility. Under the terms of our credit facility (see “Recent Developments” and “Credit Facility”), the credit facility borrowing base is automatically reduced by 25% of the stated principal amount of any senior unsecured notes offering by us. As such, the borrowing base of our credit facility was reduced by $50.0 million to $600.0 million upon the issuance of the 12.125% Senior Notes.

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

Cash Flows

Cash flows from operating activities. Cash provided by operations is an important source of short-term liquidity for us. It is directly affected by changes in the price of natural gas and oil, interest rates and our ability to raise funds from our drilling investment partnerships. Net cash generated by operating activities increased $1.4 million for the nine months ended September 30, 2009 to $114.1 million from cash provided of $112.7 million for the nine months ended September 30, 2008, principally as a result of the following:

•	changes in current assets and liabilities increased operating cash flows by $35.5 million for the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008;

•	in May 2009, we received $28.5 million in proceeds from the early settlement of natural gas and oil derivative positions; and

•	an increase in non-cash items of $5.7 million related to our loss on the sale of our natural gas gathering and processing assets to Laurel Mountain; partially offset by

•

a $59.4 million decrease in net income before depreciation, depletion and amortization of $125.2 million for the nine months ended September 30, 2009 as compared with the prior year period amount of $184.6 million, principally due to the decline in natural gas and oil and prices from our production business segments and a decrease of $14.7 million in our partnership management business segment due to the decline in the number of wells we drilled; and

•

for the nine months ended September 30, 2009, we received $2.4 million in proceeds from the settlement of ineffective derivative gains, a decrease of $8.1 million from $10.5 million in proceeds received for the prior year comparable period.

The change in operating assets and liabilities is principally the result of the following:

•

an increase of $24.8 million in liabilities associated with our drilling contracts. Our level of liabilities associated with drilling contracts is dependent upon the remaining amount of our drilling obligations at any balance sheet date, which is dependent upon the timing and level of funds raised through our investment partnerships; and

•	an increase in cash flows provided by accounts receivable and prepaid expenses of $21.6 million; partially offset by

•	a decrease in cash flows provided by accounts payable and accrued expenses of $10.5 million.

Cash flows from investing activities. Cash used in our investing activities decreased $104.6 million for the nine months ended September 30, 2009 to $120.5 million from $225.1 million for the nine months ended September 30, 2008 primarily due to a $94.2 million decrease in capital expenditures related to the decrease of our share of costs associated with wells drilled compared to the prior year period. We also received $10.0 million in proceeds from the sale of our natural gas gathering and processing assets to Laurel Mountain in June 2009.

Cash flows from financing activities. Cash provided by our financing activities was $3.2 million for the nine months ended September 30, 2009, compared with $106.4 million for the nine months ended September 30, 2008. The change between periods was principally the result of the following:

•

a $210.9 million decrease in net proceeds from the issuance of our senior unsecured notes to $196.2 million during the nine months ended September 30, 2009 compared with $407.1 million for the nine months ended September 30, 2009; and

•	the absence in the current period of $107.7 million of net proceeds from the sale of our Class B member units during the nine months ended September 30, 2008; partially offset by

•

a $81.0 million decrease in net repayments of credit facility borrowings to $197.0 million for the nine months ended September 30, 2009 compared with $278.0 million for the prior year comparable period;

•

a $73.2 million decrease in distributions to our unitholders to $39.5 million for the nine months ended September 30, 2009 compared with $112.7 million paid for the nine months ended September 30, 2008; and

•	a capital contribution of $55.0 million from Atlas Energy during the nine months ended September 30, 2009.

Capital Requirements

Our capital requirements consist primarily of capital expenditures we make to expand our capital asset base for longer than the short-term and include new leasehold interests, the development and exploitation of existing leasehold interests through purchase of interests in our drilling partnerships, or the development of additional producing properties for our own amounts and the acquisition or construction of gas processing plants.

The following table summarizes our capital expenditures for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Capital Expenditures	$34,372	$89,300	$130,785	$224,970

During the three months ended September 30, 2009, our capital expenditures related primarily to $16.3 million of investments in our investment partnerships compared with $44.2 million for the three months ended September 30, 2008. For the three months ended September 30, 2009, we also invested $3.7 million in leasehold acreage, $4.9 million in wells drilled exclusively for our own account, and we incurred $3.8 million in construction costs related to two gas processing plants in Tennessee. During the nine months ended September 30, 2009, our capital expenditures related primarily to $67.9 million of investments in our investment partnerships compared with $110.6 million for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, we also invested $17.0 million in wells drilled exclusively for our own account, incurred $20.3 million in leasehold acquisition costs, and we incurred $10.2 million in construction costs related to two gas processing plants in Tennessee. We funded and expect to continue to fund these capital expenditures through cash on hand, cash flows from operations and from amounts available under our credit facility.

The level of capital expenditures we devote to our exploration and production operations depends upon any acquisitions made and the level of funds raised through our investment partnerships. We believe cash flows from operations and amounts available under our credit facility will be adequate to fund our capital expenditures. However, the amount of funds we raise and the level of our capital expenditures will vary in the future depending on market conditions for natural gas and other factors. We expect to fund our capital expenditures with cash flow from our operations, borrowings under our credit facility, and with the temporary use of funds raised in our investment partnerships in the period before we invest the funds.

We continuously evaluate acquisitions of gas and oil assets. In order to make any acquisition, we believe we will be required to access outside capital either through debt placements or through joint venture operations with other energy companies. There can be no assurance that we will be successful in our efforts to obtain outside capital.

Credit Facility

At September 30, 2009, we had a credit facility with a syndicate of banks with a borrowing base of $600.0 million that matures in June 2012. The borrowing base is redetermined semiannually on April 1 and October 1 subject to changes in our oil and gas reserves or is automatically reduced by 25% of the stated principal of any senior unsecured notes we issue. Up to $50.0 million of the credit facility may be in the form of standby letters of credit, of which $1.2 million was outstanding at September 30, 2009, which are not reflected as borrowings on our consolidated balance sheets. The credit facility is secured by substantially all of our assets and is guaranteed by each of our subsidiaries and bears interest at either the base rate plus the applicable margin or at adjusted LIBOR plus the applicable margin, elected at our option. The applicable margin on Eurodollar Loans ranges between 200 and 300 basis points and the applicable margin for base rate loans ranges between 112.5 and 212.5 basis points. The base rate for any day equals the higher of the federal funds rate plus 0.50%, the J.P. Morgan prime rate or the Adjusted LIBOR for a 30-day interest period plus 1.0%. Adjusted LIBOR is LIBOR divided by 1.00 minus the percentage prescribed by the Federal Reserve Board for determining the reserve requirement for Eurocurrency liabilities. At September 30, 2009 and December 31, 2008, the weighted average interest rate on the credit facility’s outstanding borrowings was 2.7% and 2.8%, respectively.

On July 10, 2009, the credit agreement was amended to, among other things, permit the Merger with Atlas Energy and to allow us to distribute (a) amounts equal to Atlas Energy’s income tax liability attributable to our net income at the highest marginal rate and (b) up to $40.0 million per year and, to the extent that we distribute less than that amount in any year, we may carry over up to $20.0 million for distributions in the next year (see “Recent Developments”).

The events which constitute an event of default for our credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreement, adverse judgments against us in excess of a specified amount, and a change of control. In addition, the agreement limits sales, leases or transfers of assets and the incurrence of additional indebtedness. We were in compliance with these covenants as of September 30, 2009. The credit facility also requires us to maintain ratios of current assets (as defined in the credit facility) to current liabilities (as defined in the credit facility) of not less than 1.0 to 1.0 and a ratio of total debt (as defined in the credit facility) to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”, as defined in the credit facility) of 3.75 to 1.0 commencing January 1, 2009, and decreasing to 3.5 to 1.0 commencing January 1, 2010 and thereafter. According to the definitions contained in our credit facility, our ratio of current assets to current liabilities was 2.1 to 1.0 and our ratio of total debt to EBITDA was 3.0 to 1.0 at September 30, 2009.

Effective October 14, 2009, in conjunction with a regularly scheduled borrowing base redetermination, our borrowing base under the revolving credit facility of $575 million was approved (see “Subsequent Events”).

Shelf Registration Statement

In May 2009, our shelf registration statement was declared effective by the Securities and Exchange Commission. The registration statement permits us to periodically issue up to $500.0 million of debt securities. In July 2009, we filed an additional shelf registration in connection with our July 2009 senior notes offering (see “Recent Developments”). The amount, type and timing of any additional offerings will depend upon, among other things, our funding requirements, prevailing market conditions and compliance with our credit facility and unsecured senior note covenants.

CHANGES IN PRICES AND INFLATION

Our revenues, the value of our assets, our ability to obtain bank loans on attractive terms and our ability to finance our drilling activities through investment partnerships have been and will continue to be affected by changes in oil and gas prices. Natural gas and oil prices are subject to significant fluctuations that are beyond our ability to control or predict.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2009, our off-balance sheet arrangements are limited to our 50.0% share ($11.4 million) of the guarantee of Crown Drilling of Pennsylvania, LLC’s $22.9 million credit arrangement and our letters of credit outstanding of $1.2 million.

FAIR VALUE OF FINANCIAL INSTRUMENTS

To measure our financial instruments at fair value, we have established hierarchy which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy defines three levels of inputs that may be used to measure fair value:

Level 1– Quoted prices in active markets for identical, unrestricted assets and liabilities that the reporting entity has the ability to access at the measurement date.

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

We use the fair value methodology to value the assets and liabilities. Assets and liabilities that are required to be measured on a recurring basis consist of our outstanding derivative contracts. All of our derivative contracts are defined as Level 2. Our natural gas and crude oil derivative contracts are valued based on prices quoted on the NYMEX or WTI and adjusted by the respective counterparty using various assumptions including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments. Our interest rate derivative contracts are valued using a LIBOR rate-based forward price curve model.

Liabilities that are required to be measured at fair value on a nonrecurring basis include our asset retirement obligations (“ARO’s”) that are defined as Level 3. Estimates of the fair value of ARO’s are based on discounted cash flows using numerous estimates, assumptions, and judgments regarding the cost, timing of settlement, our credit-adjusted risk-free rate and inflation rates.

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

RECENTLY ADOPTED AND ISSUED FINANCIAL ACCOUNTING STANDARDS

In October 2009, the FASB issued Accounting Standards Update 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (“Update 2009-15”). Update 2009-15 includes amendments to Topic 470, “Debt”, and Topic 260, “Earnings per Share”, to provide guidance on share-lending arrangements entered into on an entity’s own shares in contemplation of a convertible debt offering or other financing. These requirements are effective for existing arrangements for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those years, with retrospective application required for such arrangements that meet the criteria. These requirements are also effective for arrangements entered into on (not outstanding) or after the beginning of the first reporting period that begins on or after June 15, 2009. We will apply these requirements upon our adoption on January 1, 2010 and we do not expect it to have a material impact on our financial position or results of operations or related disclosures.

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (“Update 2009-05”), to amend FASB ASC 820-10, “Fair Value Measurements and Disclosures.” This update provides clarification for the fair value measurement of liabilities in circumstances where quoted prices for an identical liability in an active market are not available. The amendments also provide clarification for not requiring the reporting entity to include separate inputs or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of a liability when estimating the fair value of a liability. Additionally, these amendments clarify that both the quoted price in an active market for an identical liability at the measurement date and the quoted price for an identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are considered Level 1 fair value measurements. These requirements are effective for financial statements issued after the release of Update 2009-05. We adopted the requirements on September 30, 2009 and it did not have a material impact on our financial position, results of operations or related disclosures.

In August 2009, the FASB issued Accounting Standards Update 2009-04, “Accounting for Redeemable Equity Instruments – Amendment to Section 480-10-S99” (“Update 2009-04”). Update 2009-04 updates Section 480-10-S99, “Distinguishing Liabilities from Equity”, to reflect the SEC staff’s views regarding the application of Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks” (“ASR No. 268”). ASR No. 268 requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. We adopted the requirements of FASB Update 2009-04 on August 1, 2009 and it did not have a material impact on our financial position, results of operations or related disclosures.

In June 2009, the FASB issued ASC 810-10-25-20 through 25-59, “Consolidation of Variable Interest Entities” (“ASC 810-10-25-20”), which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASC 810-10-25-20 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. These requirements are effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009 (January 1, 2010 for the Company). We are currently evaluating the impact of these requirements upon our adoption on January 1, 2010 and we do not expect it to have a material impact on our financial position or results of operations or related disclosures.

In June 2009, the FASB issued Accounting Standards Update 2009-01, “Topic 105 – Generally Acceptable Accounting Principles Amendments Based on Statement of Financial Accounting Standards No. 168 - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“Update 2009-01”). Update 2009-01 establishes the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. The ASC supersedes all existing non-Securities and Exchange Commission accounting and reporting standards. Following the ASC, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the ASC. The ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Entities are not required to include specific references to the ASC in their financial statements and therefore, we have removed all previous references to FASB authoritative guidance and describe our accounting policies using a “plain English” approach. We adopted the requirements of Update 2009-01 to our financial statements on September 30, 2009 and it did not have a material impact on our financial statement disclosures.

In May 2009, the FASB issued ASC 855-10, “Subsequent Events” (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions require management of a reporting entity to evaluate events or transactions that may occur after the balance sheet date for potential recognition or disclosure in the financial statements and provides guidance for disclosures that an entity should make about those events. ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. We adopted the requirements of this standard on June 30, 2009 and it did not have a material impact on our financial position or results of operations or related disclosures. The adoption of these provisions does not change our current practices with respect to evaluating, recording and disclosing subsequent events.

In April 2009, the FASB issued ASC 820-10-65-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10-65-4”). ASC 820-10-65-4 applies to all fair value measurements and provides additional clarification on estimating fair value when the market activity for an asset has declined significantly. ASC 820-10-65-4 also requires an entity to disclose a change in valuation technique and related inputs to the valuation calculation and to quantify its effects, if practicable. ASC 820-10-65-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the requirements of ASC 820-10-65-4 on April 1, 2009 and its adoption did not have a material impact on our financial position and results of operations.

In April 2009, the FASB issued ASC 320-10-65-1, “Recognition and Presentation of Other-Than-Temporary Impairments” (“ASC 320-10-65-1”), which changes previously existing guidance for determining whether an impairment is other than temporary for debt securities. ASC 320-10-65-1 replaces the previously existing requirement that an entity’s management assess if it has both the intent and ability to hold an impaired security until recovery with a requirement that management assess that it does not have the intent to sell the security and that it is more likely than not that it will not have to sell the security before recovery of its cost basis. ASC 320-10-65-1 also requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security and for the entity to present the total other-than-temporary impairment in the statement of operations with an offset for the amount recognized in other comprehensive income. ASC 320-10-65-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted these requirements on April 1, 2009 and its adoption did not have a material impact on our financial position and results of operations.

In April 2009, the FASB issued ASC 825-10-65-1, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC 825-10-65-1”), which requires an entity to provide disclosures about fair value of financial instruments in interim financial information. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. ASC 825-10-65-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted these requirements on April 1, 2009 and its adoption did not have a material impact on our financial position and results of operations.

In April 2009, the FASB issued ASC 805-20-30-23, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“ASC 805-20-30-23”), which requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with previous requirements. ASC 805-20-30-23 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. ASC 805-20-30-23 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for us). We adopted the requirements on January 1, 2009 and its adoption did not have a material impact on our financial position and results of operations.

In June 2008, the FASB issued ASC 260-10-45-61A, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“ASC 260-10-45-61A”). ASC 260-10-45-61A applies to the calculation of earnings per share (“EPS”) described in previous guidance, for share-based payment awards with rights to dividends or dividend equivalents. It states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. ASC 260-10-45-61A is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was prohibited. We adopted the requirements on January 1, 2009 and its adoption did not have a material impact on our financial position and results of operations.

In April 2008, the FASB issued ASC 350-30-65-1, “Determination of Useful Life of Intangible Assets” (“ASC 350-30-65-1”). ASC 350-30-65-1 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previous guidance. The intent of ASC 350-30-65-1 is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. We adopted the requirements of ASC 350-30-65-1 on January 1, 2009 and its adoption did not have a material impact on our financial position and results of operations.

In March 2008, the FASB issued ASC 260-10-55-103 through 55-110, “Application of the Two-Class Method” (“ASC 260-10-55-103”), which considers whether the incentive distributions of a master limited partnership represent a participating security when considered in the calculation of earnings per unit under the two-class method. ASC 260-10-55-103 considers whether the partnership agreement contains any contractual limitations concerning distributions to the incentive distribution rights that would impact the amount of earnings to allocate to the incentive distribution rights for each reporting period. If distributions are contractually limited to the incentive distribution rights’ share of currently designated available cash for distributions as defined under the partnership agreement, undistributed earnings in excess of available cash should not be allocated to the incentive distribution rights. Our adoption of ASC 260-10-55-103 on January 1, 2009 impacted our presentation of net income (loss) per common limited partner unit as we previously presented net income (loss) per common limited partner unit as though all earnings were distributed each quarterly period (see “—Net Income (Loss) Per Common Unit”). We adopted the requirements of ASC 260-10-55-103 on January 1, 2009 and its adoption did not have a material impact on our financial position and results of operations.

In March 2008, the FASB issued ASC 815-10-50-1, “Disclosures about Derivative Instruments and Hedging Activities” (“ASC 815-10-50-1”), to require enhanced disclosure about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted the requirements of this section of ASC 815-10-50-1 on January 1, 2009 and it did not have a material impact on our financial position or results of operations (see Note 10).

In December 2007, the FASB issued ASC 810-10-65-1, “Non-controlling Interests in Consolidated Financial Statements” (“ASC 810-10-65-1”). ASC 810-10-65-1 establishes accounting and reporting standards for the non-

controlling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to be reported and disclosed on the face of the consolidated statement of operations at amounts that include the amounts attributable to both the parent and the non-controlling interest. Additionally, ASC 810-10-65-1 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and that the parent recognize a gain or loss in net income when a subsidiary is deconsolidated and adjust its remaining investment, if any, at fair value. We adopted the requirements of ASC 810-10-65-1on January 1, 2009 and adjusted its presentation of our financial position and results of operations. Prior period financial position and results of operations have been adjusted retrospectively to conform to these provisions.

In December 2007, the FASB issued ASC 805, “Business Combinations” (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 requires an acquirer to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, at their fair values as of that date, with specified limited exceptions. Changes subsequent to that date are to be recognized in earnings, not goodwill. Additionally, it requires costs incurred in connection with an acquisition be expensed as incurred. Restructuring costs, if any, are to be recognized separately from the acquisition. The acquirer in a business combination achieved in stages must also recognize the identifiable assets and liabilities, as well as the non-controlling interests in the acquiree, at the full amounts of their fair values. We adopted these requirements on January 1, 2009 and it did not have a material impact on our financial position and results of operations.

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

Our risk management objective regarding commodity price risk is to utilize available instruments, including financial derivatives and physical forward contracts, to maximize the value of our production while also reducing our exposure to the volatility of commodity markets. Considering those volumes for which we have entered into financial derivative agreements for the twelve-month period ending September 30, 2010, and current indices, a theoretical 10% upward or downward change in the price of natural gas and crude oil would result in a change in net income of approximately $7.8 million.

We formally document all relationships between derivative instruments and the items being hedged, including the risk management objective and strategy for undertaking the derivative transactions. This includes matching the natural gas and oil futures and options contracts to the forecasted transactions. We assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. Historically these contracts have qualified and been designated as cash flow hedges and are recorded at their fair values. Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX or WTI. Changes in fair value are recognized in consolidated equity and recognized within the consolidated statements of operations in the month the hedged commodity is sold. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in reference prices underlying a hedging instrument and actual commodity prices, we will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

We recognized gains on settled contracts covering natural gas and oil production of $35.1 million and losses of $27.6 million for the three months ended September 30, 2009 and 2008, respectively and gains of $82.2 million and losses of $26.0 million for the nine months ended September 30, 2009 and 2008, respectively. As the underlying prices and terms in our derivative contracts were consistent with the indices used to sell our natural gas, there were no gains or losses recognized during the three and nine months ended September 30, 2009 and 2008 for hedge ineffectiveness or as a result of the discontinuance of these cash flow hedges.

In May 2009, we received approximately $28.5 million in proceeds from the early settlement of natural gas and oil derivative positions for production periods from 2011 through 2013. In conjunction with the early termination of these derivatives, we entered into new derivative positions at prevailing prices at the time of the transaction. The net proceeds from the early termination of these derivatives were used to reduce indebtedness under our revolving credit facility. The derivative gain recognized upon early termination of these discontinued derivative positions will continue to be reported in accumulated other comprehensive income, and will be reclassified to our consolidated statements of operations during the periods which the physical transactions would have affected earnings.

We have a $94.2 million net unrealized gain related to financial derivatives in accumulated other comprehensive loss associated with commodity derivatives at September 30, 2009, compared to a net unrealized gain of $106.1 million at December 31, 2008. If the fair values of the instruments remain at current market values, we will reclassify $60.1 million of unrealized gains to our consolidated statements of operations over the next twelve-month period as these contracts settle and $34.1 million of unrealized gains will be reclassified in later periods.

The fair value of the derivatives at September 30, 2009 is a net unrealized derivative asset of $99.9 million, of which our portion is $64.8 million and $35.1 million of unrealized gains have been reallocated to our investment partnerships.

As of September 30, 2009, we had the following natural gas and oil volumes hedged:

Natural Gas Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(MMBtu)	(per MMBtu)	(in thousands) (1)
2009	10,340,000	$8.242	$36,116
2010	31,880,000	$7.708	47,682
2011	20,720,000	$7.040	3,403
2012	19,680,000	$7.223	4,119
2013	13,260,000	$7.082	235

			$91,555

Natural Gas Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/(Liability)
		(MMBtu)	(per MMBtu)	(in thousands)(1)
2009	Puts purchased	60,000	$11.000	$370
2009	Calls sold	60,000	$15.350	—
2010	Puts purchased	3,360,000	$7.839	6,021
2010	Calls sold	3,360,000	$9.007	—
2011	Puts purchased	9,540,000	$6.523	808
2011	Calls sold	9,540,000	$7.666	—
2012	Puts purchased	4,020,000	$6.514	—
2012	Calls sold	4,020,000	$7.718	(249)
2013	Puts purchased	5,340,000	$6.516	—
2013	Calls sold	5,340,000	$7.811	(579)

				$6,371

Crude Oil Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset/(Liability)
	(Bbl)	(per Bbl)	(in thousands)(2)
2009	14,600	$99.319	$424
2010	48,900	$97.400	1,134
2011	42,600	$77.460	11
2012	33,500	$76.855	(74)
2013	10,000	$77.360	(29)

			$1,466

Crude Oil Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/(Liability)

		(Bbl)	(per Bbl)	(in thousands)(2)
2009	Puts purchased	9,000	$85.000	$134
2009	Calls sold	9,000	$116.561	—
2010	Puts purchased	31,000	$85.000	468
2010	Calls sold	31,000	$112.918	—
2011	Puts purchased	27,000	$67.223	—
2011	Calls sold	27,000	$89.436	(27)
2012	Puts purchased	21,500	$65.506	—
2012	Calls sold	21,500	$91.448	(70)
2013	Puts purchased	6,000	$65.358	—
2013	Calls sold	6,000	$93.442	(24)

				$481

			Total net asset	$99,873

(1)	Fair value based on forward NYMEX natural gas prices, as applicable.
(2)	Fair value based on forward WTI crude oil prices, as applicable.

Interest Rate Risk

At September 30, 2009, we had $270.0 million of borrowings outstanding under our revolving credit facility. At September 30, 2009, we had interest rate derivative contracts having an aggregate notional principal amount of $150.0 million through January 2011, which were designated as cash flow hedges. Under the terms of the contract, we will pay an interest rate of 3.11%, plus the applicable margin as defined under the terms of our revolving credit facility, and will receive LIBOR, plus the applicable margin, on the notional principal amounts. This derivative effectively converts $150.0 million of our floating rate debt under the revolving credit facility to fixed-rate debt.

Holding all other variables constant, including the effect of interest rate derivatives, a hypothetical 100 basis–point, or 1%, change in interest rates would change our consolidated net income by $1.2 million.

At September 30, 2009, we had the following interest rate derivatives:

Interest Fixed Rate Swap

Term	Notional Amount	Option Type	Contract Period Ended December 31,	Fair Value (Liability)
				(in thousands)
January 2008 – January 2011	$150,000,000	Pay 3.11% -Receive LIBOR	2009	$(1,009)
			2010	(3,495)
			2011	(194)

			Total net liability	$(4,698)

ITEM 4.	CONTROLS AND PROCEDURES

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

Under the supervision of our chief executive officer and chief financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level at September 30, 2009.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

On June 20, 2008, our wholly-owned subsidiary, Atlas America, LLC, was named as a co-defendant in the matter captioned CNX Gas Company, LLC (“CNX”) v. Miller Petroleum, Inc. (“Miller”), et al. (Chancery Court, Campbell County, Tennessee). In its complaint, CNX alleged that Miller breached a contract to assign to CNX certain leasehold rights (“Leases”) representing approximately 30,000 acres in Campbell County, Tennessee and that Atlas America, LLC and another defendant, Wind City Oil & Gas, LLC, interfered with the closing of this assignment on June 6, 2008. We purchased the Leases from Miller for approximately $19.1 million. On December 15, 2008, the Chancery Court dismissed the matter in its entirety, holding that there had been no breach of the contract by Miller and, therefore, that Atlas America, LLC could not have tortuously interfered with the contract. The Chancery Court dismissed all claims against Atlas America, LLC; however, CNX has appealed this decision.

Following the announcement of the merger agreement on April 27, 2009, the following actions were filed in Delaware Chancery Court purporting to challenge the merger:

•	Alonzo v. Atlas Energy Resources, LLC, etal., C.A. No. 553-VCN (Del. Ch. filed 4/30/09);

•	Operating Engineers Constructions Industry and Miscellaneous Pension Fund v. Atlas America, Inc., etal., C.A. No. 4589-VCN (Del. Ch. filed 5/13/09);

•	Vanderpool v. Atlas Energy Resources, LLC, etal., C.A. No. 4604-VCN (Del. Ch. filed 5/15/09);

•	Farrell v. Cohen, etal., C.A. No. 4607-VCN (Del. Ch. filed 5/19/09); and

•	Montgomery County Employees’ Retirement Fund v. Atlas Energy Resources, LLC, etal., C.A. No. 4613-VCN (Del. Ch. filed 5/21/09).

On June 15, 2009, Vice Chancellor Noble issued an order consolidating all five lawsuits, renaming the action In re Atlas Energy Resources, LLC Unitholder Litigation, C.A. No. 4589-VCN, and appointing as co-lead plaintiffs Operating Engineers Construction Industry and Miscellaneous Pension Fund and Montgomery County Employees Retirement Fund. Plaintiffs filed a Verified Consolidated Class Action Complaint on July 1, 2009, which has superseded all prior complaints. On July 27, 2009, the Chancery Court granted the parties’ scheduling stipulation, setting a preliminary injunction hearing for September 4, 2009. The complaint advances claims of breach of fiduciary duty in connection with the Merger agreement, including allegations of inadequate disclosures in connection with the unitholder vote on the Merger, and seeks monetary damages or injunctive relief, or both. On August 7, 2009, plaintiffs advised the court by letter that they are not pursuing their motion for preliminary injunction and requested that the preliminary injunction hearing date be removed from the court’s calendar. Around that time, plaintiffs advised counsel for the defendants that they intended to continue to pursue the case after the Merger as a claim for monetary damages. The Chancery Court approved the briefing schedule in mid-September and defendants filed a brief in support of their motion to dismiss on October 16, 2009. Predicting the outcome of this lawsuit is difficult. An adverse judgment for monetary damages could have a material adverse effect on the operations of the combined company. Based on the facts known to date, the defendants believe that the claims asserted against them in this lawsuit are without merit, and intend to defend themselves vigorously against the claims.

ITEM 1A:	RISK FACTORS

Our business operations and financial position are subject to various risks. These risks are described elsewhere in this report and in our Form 10-K for the year ended December 31, 2008 and in our reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009. The risk factors identified therein have not changed in any material respect, except the additional risk factors added below.

The combined company may fail to realize the anticipated cost savings, growth opportunities and synergies and other benefits anticipated from the Merger, which could adversely affect the value of Atlas Energy, Inc. common stock.

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

Lawsuits have been filed against us, certain officers and members of our board of directors and Atlas Energy, Inc. challenging the Merger, and any adverse judgment for monetary damages could have a material adverse effect on the operations of the combined company.

We, certain officers and members of our board of directors and Atlas Energy, Inc. are named as defendants in a consolidated purported class action lawsuit brought by our unitholders in Delaware Chancery Court generally alleging claims of breach of fiduciary duty in connection with the Merger transaction. The complaint alleges inadequate disclosures in connection with our unitholder vote on the Merger. Plaintiffs filed a Verified Consolidated Class Action Complaint on July 1, 2009. The lawsuit originally sought monetary damages or injunctive relief, or both. However, on August 7, 2009, plaintiffs advised the Chancery Court by letter that they were not pursuing their motion for a preliminary injunction, and requested that the preliminary injunction hearing date be removed from the Court’s calendar. Around that time, plaintiffs advised counsel for the defendants that plaintiffs intended to continue to pursue the action for monetary damages after the Merger was completed. The Chancery Court approved the briefing schedule in mid-September and defendants filed a brief in support of their motion to dismiss on October 16, 2009. Predicting the outcome of this lawsuit is difficult. An adverse judgment for monetary damages could have a material adverse effect on the operations of the combined company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

The 2009 Annual Meeting of unit holders was held on June 4, 2009. The proposal voted on at the meeting was to elect seven directors listed below to serve until the next Annual Meeting. The percentage listed below is based on the total of the units voted For and Against.

Nominees	Votes For	Votes Against or Withheld	Percentage
Edward E. Cohen	55,058,606	822,759	98.53%
Jonathan Z. Cohen	55,038,256	843,109	99.49%
Jessica K. Davis	55,255,212	626,153	98.88%
Richard D. Weber	55,255,252	626,113	98.88%
Walter C. Jones	55,174,311	707,054	98.73%
Ellen F. Warren	55,161,261	720,104	98.71%
Bruce M. Wolf	55,275,017	606,348	98.91%

The following matter (which was approved) was submitted to a vote of security holders at our special meeting of unit holders held on September 25, 2009:

Proposal:

To approve the adoption of the Agreement and Plan of Merger, dated April 27, 2009, by us, Atlas America, Inc., and Atlas Energy Management, Inc. and approve the transactions contemplated thereby, including the Merger.

Class B Common Units

Votes For	Votes Against	Abstentions/Broker Non-Votes
47,710,514	180,682	57,601

Class A Units

Votes For	Votes Against	Abstentions/Broker Non-Votes
1,293,496	—	—

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of April 27, 2009 among Atlas Energy Resources, LLC, Atlas America, Inc., Atlas Energy Management, Inc. and Merger Sub, as defined therein (5)

3.1	Second Amended and Restated Operating Agreement of Atlas Energy Resources, LLC(12)

3.2	Certificate of Formation of Atlas Energy Resources, LLC(3)

4.1	Form of common unit certificate (included as Exhibit A to the Second Amended and Restated Operating Company Agreement of Atlas Energy Resources, LLC)(12)

4.2	Indenture dated as of January 23, 2008 among Atlas Energy Operating Company, LLC, Atlas Energy Finance Corp., as Issuers, the subsidiaries named therein, as Guarantors, and U.S. Bank National Association, as Trustee(9)

4.3	Form of 10.75% Senior Note due 2018 (included as an exhibit to the Indenture filed as Exhibit 4.2 hereto)

4.4	Senior Indenture dated July 16, 2009 among Atlas Energy Operating Company, LLC, Atlas Energy Finance Corp., as Issuers, the subsidiaries named therein, as Guarantors, and U.S. Bank National Association, as Trustee(10)

4.5	First Supplemental Indenture dated July 16, 2009(10)

4.6	Form of Note for 12.125% Senior Notes due 2017 (contained in Annex A to the First Supplemental Indenture filed as Exhibit 4.5 hereto)

10.1(a)	Revolving Credit Agreement, dated as of June 29, 2007, among Atlas Energy Operating Company, LLC, its subsidiaries, J.P. Morgan Chase Bank, N.A., as Administrative Agent and the other lenders signatory thereto(2)

10.1(b)	First Amendment to Credit Agreement, dated as of October 25, 2007(4)

10.1(c)	Second Amendment to Credit Agreement dated as of April 9, 2009(6)

10.2	Third Amendment to Credit Agreement dated as of July 10, 2009(11)

10.3	Management Agreement, dated as of December 18, 2006, among Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC and Atlas Energy Management, Inc.(1)

10.4	Agreement for Services among Atlas America, Inc. and Richard Weber, dated April 5, 2006(3)

10.5	Atlas Energy, Inc. Assumed Long-Term Incentive Plan(13)

10.6	ATN Option Agreement dated as of June 1, 2009, by and among APL Laurel Mountain, LLC, Atlas Pipeline Operating Partnership, L.P. and Atlas Energy Resources, LLC(8)

10.7	Gas Gathering Agreement for Natural Gas on the Legacy Appalachian System dated as of June 1, 2009 between Laurel Mountain Midstream, LLC and Atlas America, LLC, Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, Atlas Noble LLC, Resource Energy, LLC, Viking Resources, LLC, Atlas Pipeline Partners, L.P. and Atlas Pipeline Operating Partnership, L.P. (14) Specific terms in this exhibit have been redacted, as marked three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.

10.8	Gas Gathering Agreement for Natural Gas on the Expansion Gathering System dated as of June 1, 2009 between Laurel Mountain Midstream, LLC and Atlas America, LLC, Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, Atlas Noble LLC, Resource Energy, LLC, Viking Resources, LLC, Atlas Pipeline Partners, L.P. and Atlas Pipeline Operating Partnership, L.P. (14) Specific terms in this exhibit have been redacted, as marked three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.

12.1	Ratio of Earnings to Fixed Charges

31.1	Rule 13(a)-14(a)/15d-14(a) Certification

31.2	Rule 13(a)-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

(1)	Previously filed as an exhibit to our Form 8-K filed December 22, 2006.
(2)	Previously filed as an exhibit to our Form 8-K filed June 29, 2007.
(3)	Previously filed as an exhibit to our registration statement on Form S-1 (Reg. No. 333-136094).
(4)	Previously filed as an exhibit to our Form 8-K filed October 26, 2007.
(5)	Previously filed as an exhibit to our Form 8-K filed April 28, 2009.
(6)	Previously filed as an exhibit to our Form 8-K filed April 17, 2009.
(7)	Previously filed as an exhibit to our Form 10-K for the year ended December 31, 2008 filed March 2, 2009.
(8)	Previously filed as an exhibit to our Form 8-K filed June 5, 2009.
(9)	Previously filed as an exhibit to our Form 8-K filed January 24, 2008.
(10)	Previously filed as an exhibit to our Form 8-K filed July 17, 2009.
(11)	Previously filed as an exhibit to our Form 8-K filed July 24, 2009.
(12)	Previously filed as an exhibit to our Form 8-K filed September 30, 2009.
(13)	Previously filed as an exhibit to Atlas Energy, Inc.’s Form S-8 filed on September 30, 2009.
(14)	Previously filed as an exhibit to our Form 10-Q for the quarter ended June 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS ENERGY RESOURCES, LLC (Registrant)

Date: November 9, 2009	By:	/s/ Matthew A. Jones
Matthew A. Jones
Chief Financial Officer

Date: November 9, 2009	By:	/s/ Sean P. McGrath
Sean P. McGrath Chief Accounting Officer