Form 10-Q
period 2010-03-31
Atlas Energy Resources, LLC
filed 2010-05-07
CIK 1368802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Atlas Energy Resources, LLC meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE: None

ATLAS ENERGY RESOURCES, LLC AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS ENERGY RESOURCES, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,104	$3,640
Accounts receivable	66,616	71,058
Current portion of derivative receivable from Partnerships	181	270
Current portion of derivative asset	117,798	73,066
Subscriptions receivable from Partnerships	—	47,275
Prepaid expenses and other	15,101	15,621

Total current assets	202,800	210,930
Property, plant and equipment, net	1,907,263	1,871,418
Intangible assets, net	2,696	2,873
Goodwill, net	35,166	35,166
Long-term derivative asset	106,383	58,930
Advances to affiliates	23,727	5,689
Other assets, net	26,544	23,747

	$2,304,579	$2,208,753

LIABILITIES AND OWNER’S EQUITY
Current liabilities:
Accounts payable	70,514	76,993
Accrued interest	11,753	29,245
Accrued liabilities	10,975	14,308
Liabilities associated with drilling contracts	49,508	122,532
Accrued well drilling and completion costs	84,715	89,261
Current portion of derivative payable to Partnerships	37,605	22,382
Current portion of derivative liability	4,306	4,652

Total current liabilities	269,376	359,373
Long-term debt, less current portion	867,324	786,390
Long-term derivative payable to Partnerships	39,187	22,380
Long-term derivative liability	30,736	14,315
Asset retirement obligations	52,608	51,813

Commitments and contingencies

Owner’s equity:
Owner’s equity	875,845	873,170
Accumulated other comprehensive income	169,344	101,143

	1,045,189	974,313
Non-controlling interests	159	169

Total owner’s equity	1,045,348	974,482

	$2,304,579	$2,208,753

See accompanying notes to consolidated financial statements

ATLAS ENERGY RESOURCES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Gas and oil production	$63,909	$71,943
Well construction and completion	72,642	112,368
Gathering	4,461	4,723
Administration and oversight	2,047	3,853
Well services	5,312	5,093
Loss on asset sales	(2,942)	—
Other, net	209	79

Total revenues	145,638	198,059

Costs and expenses:
Gas and oil production	12,284	14,581
Well construction and completion	61,561	95,397
Gathering	7,671	4,493
Well services	2,578	2,424
General and administrative	14,314	14,549
Depreciation, depletion and amortization	26,508	28,028

Total costs and expenses	124,916	159,472

Operating income	20,722	38,587

Interest expense	(18,032)	(12,984)

Net income	2,690	25,603
Income attributable to non-controlling interests	(15)	(15)

Net income attributable to owner’s/members’ interests	$2,675	$25,588

Allocation of net income attributable to owner’s/members’ interests:
Portion allocable to members’ interests (period prior to merger on September 29, 2009)	$—	$25,588
Portion allocable to owner’s interest (period subsequent to merger on September 29, 2009)	2,675	—

Net income attributable to owner’s/members’ interests	$2,675	$25,588

Allocation of net income attributable to members’ interests:
Class A member’s units	$—	$(7,444)
Class B members’ units	—	33,032

Net income attributable to members’ interests	$—	$25,588

Net income attributable to Class B members per unit:
Basic	$—	$0.52
Diluted	$—	$0.52

Weighted average Class B members’ units outstanding:
Basic	—	63,381
Diluted	—	63,381

See accompanying notes to consolidated financial statements

ATLAS ENERGY RESOURCES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OWNER’S EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(in thousands, except share data)

(Unaudited)

	Owner’s Equity	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Owner’s Equity
Balance at January 1, 2010	$873,170	$101,143	$169	$974,482
Distributions to non-controlling interests	—	—	(25)	(25)
Other comprehensive income	—	68,201	—	68,201
Net income	2,675	—	15	2,690

Balance at March 31, 2010	$875,845	$169,344	$159	$1,045,348

See accompanying notes to consolidated financial statements

ATLAS ENERGY RESOURCES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,690	$25,603
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	26,508	28,028
Amortization of deferred finance costs	1,066	665
Non-cash loss on derivative value, net	20,443	1,604
Non-cash compensation expense	—	1,528
Loss on asset sales	2,942	—
Distributions paid to non-controlling interests	(25)	(21)
Equity income in unconsolidated companies	(288)	(69)
Changes in operating assets and liabilities:
Accounts receivable and other current assets	30,542	6,030
Accounts payable and accrued liabilities	(18,118)	12,747
Liabilities associated with drilling contracts	(73,024)	(66,607)
Liabilities associated with well drilling and completion costs	(4,546)	17,389

Net cash provided by (used in) operating activities	(11,810)	26,897

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(69,999)	(57,207)
Proceeds from asset sales	210	114
Other	135	57

Net cash used in investing activities	(69,654)	(57,036)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	119,000	152,000
Repayments under credit facility	(38,000)	(81,000)
Distributions paid to members	—	(39,452)
Other	(72)	(693)

Net cash provided by financing activities	80,928	30,855

Net change in cash and cash equivalents	(536)	716
Cash and cash equivalents, beginning of period	3,640	5,655

Cash and cash equivalents, end of period	$3,104	$6,371

See accompanying notes to consolidated financial statements

ATLAS ENERGY RESOURCES, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

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

The accompanying consolidated financial statements, which are unaudited except that the balance sheet at December 31, 2009 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain amounts in the prior year’s consolidated financial statements have also been reclassified to conform to the current year presentation. The results of operations for the three month period ended March 31, 2010 may not necessarily be indicative of the results of operations for the full year ending December 31, 2010.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Non-Controlling Interest

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Transactions between the Company and ATLS and its affiliates have been identified in the consolidated financial statements as transactions between affiliates (see Note 9). The non-controlling ownership interest in the net income of the Company is reflected as non-controlling interest on the Company’s consolidated statements of operations, and the non-controlling interests in the assets and liabilities of the Company are reflected as a separate component of owner’s/members’ equity on the Company’s consolidated balance sheets.

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

The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented for the three months ended March 31, 2010 and 2009 represent actual results in all material respects (see “- Revenue Recognition” accounting policy for further description).

Property, Plant and Equipment

Property, plant and equipment are stated at cost or, upon acquisition of a business, at the fair value of the assets acquired (see Note 3). Depreciation and amortization expense is based on cost less the estimated salvage value primarily using the straight-line method over the asset’s estimated useful life. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized.

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

The Company’s method of calculating its reserves may result in reserve quantities and values which are greater than those which would be calculated by the Partnerships, which the Company sponsors and owns an interest in but does not control. The Company’s reserve quantities include reserves in excess of its proportionate share of reserves in a Partnership which the Company may be unable to recover due to the Partnership legal structure. The Company may have to pay additional consideration in the future as a well or Partnership becomes uneconomic under the terms of the partnership agreement in order to recover these excess reserves and to acquire any additional residual interests in the wells held by other partnership investors. The acquisition of any well interest from the Partnership by the Company is governed under the partnership agreement and must be at fair market value supported by an appraisal of an independent expert selected by the Company. There were no impairments of proved oil and gas properties recorded by the Company for the three months ended March 31, 2010 and 2009.

Unproved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded if conditions indicate the Company will not explore the acreage prior to expiration of the applicable leases or if it is determined that the carrying value of the properties is above their fair value. There were no impairments of unproved oil and gas properties recorded by the Company for the three months ended March 31, 2010 and 2009.

During the three months ended December 31, 2009, the Company recognized a $156.4 million asset impairment related to oil and gas properties within property, plant and equipment on its consolidated balance sheet for its shallow natural gas wells in the Upper Devonian shale. This impairment related to the carrying amount of these oil and gas properties being in excess of its estimate of their fair value at December 31, 2009. The estimate of fair value of these oil and gas properties was impacted by, among other factors, the deterioration of natural gas prices.

Capitalized Interest

The Company capitalizes interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average rate used to capitalize interest on borrowed funds by the Company was 9.7% and 6.6% for the three months ended March 31, 2010 and 2009, respectively. The amount of interest capitalized by the Company was $2.8 million and $2.0 million for the three months ended March 31, 2010 and 2009, respectively.

Intangible Assets

The Company has recorded intangible assets with finite lives in connection with partnership management and operating contracts acquired through consummated acquisitions. The Company amortizes contracts acquired on a declining balance and straight-line method over their respective estimated useful lives. The following table reflects the components of intangible assets being amortized at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009	Estimated Useful Lives In Years
Partnership management and operating contracts:
Gross carrying amount	$14,343	$14,343	2 – 13
Accumulated amortization	(11,647)	(11,470)

Net carrying amount	$2,696	$2,873

Amortization expense on intangible assets was $0.2 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively. Estimated annual amortization expense for all of the contracts described above for the next five years ending December 31 is as follows: 2010-$0.7 million; 2011-$0.7 million; 2012-$0.2 million; 2013-$0.2 million; and 2014-$0.1 million.

Goodwill

At March 31, 2010 and December 31, 2009, the Company had $35.2 million of goodwill recorded in connection with consummated acquisitions. There were no changes in the carrying amount of goodwill for the three months ended March 31, 2010 and 2009.

The Company tests its goodwill for impairment at each year end by comparing its reporting unit estimated fair values to carrying values. Because quoted market prices for its reporting units are not available, the Company’s management must apply judgment in determining the estimated fair value of these reporting units. The Company’s management uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets. A key component of these fair value determinations is a reconciliation of the sum of the fair value calculations to the Company’s market capitalization. The observed market prices of individual trades of an entity’s equity securities (and thus its computed market capitalization) may not be representative of the fair value of the entity as a whole. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity on a stand-alone basis. In most industries, including the Company’s, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest. Therefore, once the above fair value calculations have been determined, the Company’s management also considers the inclusion of a control premium within the calculations. This control premium is judgmental and is based on, among other items, observed acquisitions in the Company’s industry. The resultant fair values calculated for the reporting units are compared to observable metrics on large mergers and acquisitions in the Company’s industry to determine whether those valuations appear reasonable in management’s judgment. The Company will continue to evaluate goodwill at least annually or when impairment indicators arise. There were no goodwill impairments recognized by the Company and its subsidiaries during the three months ended March 31, 2010 and 2009.

Net Income per Unit

As a result of the Merger on September 29, 2009, there are no Class B member common units outstanding. Net income attributable to Class B member units is only presented through September 29, 2009. Basic net income per unit for Class B common units is computed by dividing net income attributable to the Class B members, which is determined after the deduction of the Class A member’s interests and participating securities, by the weighted average number of Class B common units outstanding during the period. The Class A management incentive interests in net income is calculated on a quarterly basis based upon its 2% ownership interest, represented by its 1,293,496 Class A units, and its Management’s Incentive Interests (“MII”), with a priority allocation of net income to the Class A member’s MIIs in accordance with the Company’s original limited liability company agreement, and the remaining net income or loss allocated with respect to the Class A’s and Class B’s ownership interests.

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

Effective January 1, 2009, the Company was required to determine if any of its share-based payment awards with rights to dividends or dividend equivalents qualify as participating securities. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the Two-Class Method. Prior to the Merger, the Company had a Long-Term Incentive Plan that contained previously awarded phantom units, which consisted of Class B units (see Note 11) and contained nonforfeitable rights to distribution equivalents of the Company. These participation rights resulted in a non-contingent transfer of value each time the Company declared a distribution or distribution equivalent during the award’s vesting period. As such, the net income utilized in the calculation of net income per unit must be after the allocation of income to the phantom units on a pro-rata basis.

The following table is a reconciliation of net income allocated to the Class A member units and Class B members’ units for purposes of calculating net income per Class B member unit for the period indicated (in thousands):

Three Months Ended March 31, 2009
Net income attributable to members’ interests	$25,588
Income allocable to Class A member’s actual cash incentive distributions reserved(1)	(8,024)
Income allocable to Class A member’s 2% ownership interest	580

Net income attributable to Class A member’s ownership interest	(7,444)

Net income attributable to Class B members’ ownership interests	33,032

Less: Net income attributable to participating securities – phantom units(2)	(372)

Net income utilized in the calculation of net income attributable to Class B members per unit	$32,660

(1)	In connection with the Merger, the Company discontinued distributions in April 2009. Accordingly, the previously recorded amounts relating to the MII were reversed.
(2)

Net income attributable to Class B members’ ownership interests is allocated to the phantom units on a pro-rata basis (weighted average phantom units outstanding as a percentage of the sum of weighted average phantom units and Class B members’ units outstanding).

Dilutive potential units of Class B members’ units consisted of the excess of shares issuable under the terms of the Company’s stock incentive plan over the number of such units that could have been reacquired (at the weighted average market price of units during the period) with the proceeds received from the exercise of the stock options (see Note 11). The following table sets forth the reconciliation of the Company’s weighted average number of Class B member units used to compute basic net income attributable to Class B members per unit with those used to compute diluted net income attributable to Class B members per unit for the period indicated (in thousands):

Three Months Ended March 31, 2009
Weighted average number of Class B members’ units – basic	63,381
Add: effect of dilutive unit options	—

Weighted average number of Class B members’ units diluted	63,381

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

The Company accrues unbilled revenue due to timing differences between the delivery of natural gas and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Company’s records and management estimates of the related commodity sales which are, in turn, based upon applicable product prices (see “–Use of Estimates” accounting policy for further description). The Company had unbilled revenues at March 31, 2010 and December 31, 2009 of $30.8 million and $29.6 million, respectively, which are included in accounts receivable within the Company’s consolidated balance sheets.

Comprehensive Income

Comprehensive income includes net income and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under accounting principles generally accepted in the United States, have not been recognized in the calculation of net income. These changes, other than net income, are referred to as “other comprehensive income” and for the Company includes changes in the fair value of unsettled derivative contracts accounted for as cash flow hedges. The following table sets forth the calculation of the Company’s comprehensive income (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$2,690	$25,603
Income attributable to non-controlling interests	(15)	(15)

Net income attributable to owner’s/members’ interests	2,675	25,588
Other comprehensive income:
Changes in fair value of derivative instruments accounted for as cash flow hedges	90,599	85,941
Less: reclassification adjustment for realized gains in net income	(22,398)	(14,516)

Total other comprehensive income	68,201	71,425

Comprehensive income attributable to owner’s/members’ interests	$70,876	$97,013

Recently Adopted Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-02, “Fair Value Measurement and Disclosures (Topic (820) – Improving Disclosures about Fair Value Measurement” (“Update 2010-06”). Update 2010-06 clarifies and requires new disclosures about the transfer of amounts between Level 1 and Level 2, as well as significant transfers in and out of Level 3. In addition, for Level 2 and Level 3 measurements, Update 2010-06 requires additional disclosure about the valuation technique used or any changes in technique. Update 2010-06 also clarifies that entities must disclose fair value measurements by classes of assets and liabilities, based on the nature and risks of the assets and liabilities. The requirements of Update 2010-06 are effective at the start of a reporting entity’s first fiscal year beginning after December 15, 2009 (January 1, 2010 for the Company). The Company applied the requirements of Update 2010-06 upon its adoption on January 1, 2010, and it did not have a material impact on its financial position, results of operations or related disclosures.

In January 2010, the FASB issued Accounting Standards Update 2010-02, “Consolidation (Topic (810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification” (“Update 2010-02”). Subtopic 810-10 previously applied to decrease-in-ownership provisions when an entity either deconsolidates or realizes a decrease in ownership in which the entity retains control. When an entity deconsolidates a subsidiary, it is required to record any remaining interest at fair value and recognize a gain or loss. Update 2010-02 amends Subtopic 810-10 “Consolidation – Overall” and provides clarification on the entities and activities required to follow more specific guidance already included in the ASC. Update 2010-02 includes in the scope of decrease-in-ownership provisions of ASC 810-10 a subsidiary or groups of assets that is a business or nonprofit activity, a subsidiary or group of assets transferred to an equity method investee or joint venture, or an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity. Excluded from the scope of Subtopic 810-10 are sales of in-substance real estate and conveyances of oil and gas mineral rights. The requirements of Update 2010-02 are effective at the start of a reporting entity’s first fiscal year beginning after December 15, 2009 (January 1, 2010 for the Company). The Company applied the requirements of Update 2010-02 upon its adoption on January 1, 2010, and it did not have a material impact on its financial position, results of operations or related disclosures.

In October 2009, the FASB issued Accounting Standards Update 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (“Update 2009-15”). Update 2009-15 includes amendments to Topic 470, “Debt”, and Topic 260, “Earnings per Share”, to provide guidance on share-lending arrangements entered into on an entity’s own shares in contemplation of a convertible debt offering or other financing. These requirements are effective for existing arrangements for fiscal years beginning on or after December 15, 2009 (January 1, 2010 for the Company), and interim periods within those fiscal years for arrangements outstanding as of the beginning of those years, with retrospective application required for such arrangements that meet the criteria. These requirements are also effective for arrangements entered into on (not outstanding) or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company adopted the requirements of Update 2009-15 on January 1, 2010, and it did not have a material impact on its financial position, results of operations or related disclosures.

In June 2009, the FASB issued ASC 810-10-25-20 through 25-59, “Consolidation of Variable Interest Entities” (“ASC 810-10-25-20”), which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASC 820-10-25-20 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The requirements of ASC 820-10-25-20 are effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009 (January 1, 2010 for the Company). The Company adopted the requirements of ASC 810-10-25-20 on January 1, 2010, and it did not have a material impact on its financial position, results of operations or related disclosures.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment (in thousands):

	March 31, 2010	December 31, 2009	Estimated Useful Lives in Years
Natural gas and oil properties:
Proved properties:
Leasehold interests	$1,265,556	$1,243,932
Pre-development costs	6,797	6,270
Wells and related equipment	1,050,699	1,017,370

Total proved properties	2,323,052	2,267,572
Unproved properties	43,956	41,816
Support equipment	9,887	8,930

Total natural gas and oil properties	2,376,895	2,318,318
Pipelines, processing and compression facilities	31,639	27,928	15 – 40
Rights of way	140	57	20 – 40
Land, buildings and improvements	8,795	8,768	10 – 40
Other	8,202	7,542	3 – 10

	2,425,671	2,362,613
Less – accumulated depreciation, depletion and amortization	(518,408)	(491,195)

	$1,907,263	$1,871,418

NOTE 4 – OTHER ASSETS

The following is a summary of other assets at the dates indicated (in thousands):

	March 31, 2010	December 31, 2009
Deferred finance and organization costs, net of accumulated amortization of $10,784 and $9,718 at March 31, 2010 and December 31, 2009, respectively	$18,623	$19,743
Long-term derivative receivable from Partnerships	6,608	2,841
Other investments	1,190	900
Security deposits	123	263

	$26,544	$23,747

Deferred finance costs are recorded at cost and amortized over the term of the respective debt agreements (see Note 6). Long-term derivative receivable from Partnerships represents a portion of the Company’s long-term unrealized derivative liability on contracts that have been allocated to the Partnerships based on their share of total production volumes sold.

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

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

A reconciliation of the Company’s liability for well plugging and abandonment costs for the periods indicated is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Asset retirement obligations, beginning of period	$51,813	$48,136
Liabilities incurred	43	430
Liabilities settled	(7)	(62)
Accretion expense	759	758

Asset retirement obligations, end of period	$52,608	$49,262

The above accretion expense was included in depreciation, depletion and amortization in the Company’s consolidated statements of operations and the asset retirement obligation liabilities was included within other long-term liabilities in the Company’s consolidated balance sheets.

NOTE 6 — DEBT

Total debt consists of the following at the dates indicated (in thousands):

	March 31, 2010	December 31, 2009
Revolving credit facility	$265,000	$184,000
10.75 % senior notes – due 2018	405,739	405,922
12.125 % senior notes – due 2017	196,585	196,468

Total debt	867,324	786,390
Less current maturities	—	—

Total long-term debt	$867,324	$786,390

Revolving Credit Facility

At March 31, 2010, the Company had a credit facility with a syndicate of banks with a borrowing base of $575.0 million that matures in June 2012. The borrowing base is redetermined semiannually on April 1 and October 1 subject to changes in oil and gas reserves and is automatically reduced by 25% of the stated principal of any senior unsecured notes issued by the Company. In April 2010, in conjunction with a regularly scheduled borrowing base redetermination, the borrowing base under the Company’s revolving credit facility of $550.0 million was approved (see Note 13). Up to $50.0 million of the credit facility may be in the form of standby letters of credit, of which $1.6 million was outstanding at March 31, 2010, which was not reflected as borrowings on the Company’s consolidated balance sheets. The facility is secured by substantially all of the Company’s assets and is guaranteed by each of its subsidiaries. At March 31, 2010 and December 31, 2009, the weighted average interest rate on outstanding borrowings was 3.4% and 2.9%, respectively. The base rate for any day equals the higher of the federal funds rate plus 0.50%, the J.P. Morgan prime rate or the adjusted LIBOR for a month interest period plus 1.0%. Adjusted LIBOR is LIBOR divided by 1.00 minus the percentage prescribed by the Federal Reserve Board for determining the reserve requirement for Eurocurrency liabilities. The facility allows the Company to distribute to ATLS (a) amounts equal to ATLS’s income tax liability attributable to the Company’s net income at the highest marginal rate and (b) up to $40.0 million per year and, to the extent that it distributes less than that amount in any year, it may carry over up to $20.0 million for use in the next year.

The events which constitute an event of default for the Company’s credit facility are customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreement, adverse judgments against the Company in excess of a specified amount and a change of control. In addition, the agreement limits sales, leases or transfers of assets and the incurrence of additional indebtedness. The Company was in compliance with these covenants as of March 31, 2010. The credit facility also requires the Company to maintain a ratio of current assets (as defined in the credit facility) to current liabilities (as defined in the credit facility) of not less than 1.0 to 1.0, and a ratio of total debt (as defined in the credit facility) to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”, as defined in the credit facility) of less than or equal to 3.5 to 1.0 effective January 1, 2010. Based on the definitions contained in the Company’s credit facility, its ratio of current assets to current liabilities was 1.8 to 1.0 and its ratio of total debt to EBITDA was 3.0 to 1.0 at March 31, 2010.

Senior Notes

At March 31, 2010, the Company had $400.0 million principal amount outstanding of 10.75% senior unsecured notes (“10.75% Senior Notes”) due on February 1, 2018 and $200.0 million principal amount outstanding of 12.125% senior unsecured notes due August 1, 2017 (“12.125% Senior Notes”; collectively, the “Senior Notes”). Interest on the Senior Notes in the aggregate is payable semi-annually in arrears on February 1 and August 1 of each year. The 10.75% Senior Notes, which are shown inclusive of unamortized premium of $5.7 million, are redeemable at any time on or after February 1, 2013, and the 12.125% Senior Notes, which are shown net of unamortized discount of $3.4 million, are redeemable at any time on or after August 1, 2013, at specified redemption prices, together with accrued and unpaid interest to the date of redemption. In addition, before February 1, 2011 for the 10.75% Notes and before August 1, 2012 for the 12.125% Senior Notes, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the proceeds of equity offerings at a stated redemption price. The Senior Notes are also subject to repurchase by the Company at a price equal to 101% of the principal amount of the 10.75% Senior Notes and 12.125% Senior Notes, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if the Company does not reinvest the net proceeds within 360 days. The Senior Notes are junior in right of payment to the Company’s secured debt, including its obligations under its credit facility. The indentures governing the Senior Notes contain covenants, including limitations of the Company’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets. The Company was in compliance with these covenants as of March 31, 2010.

Cash payments for interest related to debt made by the Company were $36.9 million and $26.4 million for the three months ended March 31, 2010 and 2009, respectively.

NOTE 7 — DERIVATIVE INSTRUMENTS

The Company uses a number of different derivative instruments, principally swaps, collars and options, in connection with its commodity price and interest rate risk management activities. The Company enters into financial instruments to hedge its forecasted natural gas and crude oil sales against the variability in expected future cash flows attributable to changes in market prices. The Company also enters into financial swap instruments to hedge certain portions of its floating interest rate debt against the variability in market interest rates. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas and crude oil is sold or interest payments on the underlying debt instrument are due. Under swap agreements, the Company receives or pays a fixed price and receives or remits a floating price based on certain indices for the relevant contract period. Commodity-based option instruments are contractual agreements that grant the right, but not the obligation, to purchase or sell natural gas and crude oil at a fixed price for the relevant contract period.

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

Derivatives are recorded on the Company’s consolidated balance sheet as assets or liabilities at fair value. The Company reflected net derivative assets on its consolidated balance sheets of $189.1 million and $113.0 million at March 31, 2010 and December 31, 2009, respectively. Of the $169.3 million of net gain in accumulated other comprehensive income within owner’s equity on the Company’s consolidated balance sheet related to commodity and interest rate derivatives at March 31, 2010, if the fair values of the instruments remain at current market values, the Company will reclassify $83.0 million of gains to the Company’s consolidated statements of operations over the next twelve month period as these contracts expire, consisting of $86.4 million of gains to gas and oil production revenues and $3.4 million of losses to interest expense. Aggregate gains of $86.3 million will be reclassified to the Company’s consolidated statements of operations in later periods as these remaining contracts expire, consisting entirely of gains to gas and oil production revenues. Actual amounts that will be reclassified will vary as a result of future price changes.

The following table summarizes the fair value of the Company’s derivative instruments as of March 31, 2010 and December 31, 2009, as well as the gain or loss recognized in the consolidated statements of operations for effective derivative instruments for the three months ended March 31, 2010 and 2009:

Fair Value of Derivative Instruments:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
Derivatives in Cash Flow Hedging Relationships	Balance Sheet Location	March 31, 2010	December 31, 2009	Balance Sheet Location	March 31, 2010	December 31, 2009
		(in thousands)			(in thousands)

Commodity contracts:	Current assets	$117,798	$73,066	Current liabilities	$(956)	$(901)
	Long-term assets	106,383	58,930	Long-term liabilities	(30,736)	(14,091)

		224,181	131,996		(31,692)	(14,992)

Interest rate contracts:	Current assets	—	—	Current liabilities	(3,350)	(3,751)
	Long-term assets	—	—	Long-term liabilities	—	(224)

		—	—		(3,350)	(3,975)

Total derivatives		$224,181	$131,996		$(35,042)	$(18,967)

Effects of Derivative Instruments on Consolidated Statements of Operations:

Derivatives in Cash Flow Hedging Relationships	Gain/(Loss) Recognized in OCI on Derivative (Effective Portion) for the Three Months Ended March 31,		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain/(Loss) Reclassified from OCI into Income (Effective Portion) for the Three Months Ended March 31,
	2010	2009		2010	2009
	(in thousands)			(in thousands)

Commodity contracts	$91,056	$86,814	Gas and oil production	$23,479	$15,518
Interest rate contracts	(457)	(873)	Interest expense	(1,081)	(1,002)

	$90,599	$85,941		$22,398	$14,516

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

In January 2010, the Company received approximately $20.1 million in proceeds from the early settlement of natural gas and oil derivative positions for production periods from 2011 through 2013. In conjunction with the early termination of these derivatives, the Company entered into new derivative positions at prevailing prices at the time of the transaction. The net proceeds from the early termination of these derivatives were used to reduce indebtedness under the Company’s revolving credit facility (see Note 6). In May 2009, the Company received approximately $28.5 million in proceeds from the early termination of natural gas and oil derivative positions for production periods from 2011 through 2013. In conjunction with the early termination of these derivatives, the Company entered into new derivative positions at prevailing prices at the time of the transaction. The net proceeds from the early termination of these derivatives were used to reduce indebtedness under the Company’s credit facility (see Note 6). The gain recognized upon the early termination of these derivative positions will continue to be reported in accumulated other comprehensive income and will be reclassified into the Company’s consolidated statements of operations in the same periods in which the hedged production revenues would have been recognized in earnings.

The Company recognized gains of $23.5 million and $15.5 million for three months ended March 31, 2010 and 2009, respectively, on settled contracts covering natural gas and oil production. These gains and losses are included within gas and oil production revenue in the Company’s consolidated statements of operations. As the underlying prices and terms in the Company’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three months ended March 31, 2010 and 2009 for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

At March 31, 2010, the Company had $265.0 million of borrowings under its senior secured revolving credit facility (see Note 6). At March 31, 2010, the Company had interest rate derivative contracts having an aggregate notional principal amount of $150.0 million through January 2011, which were designated as cash flow hedges. These hedging arrangements reduce the impact of volatility of changes in the London interbank offered rate (“LIBOR”). Under the terms of the contract, the Company will pay a three-year fixed swap interest rate of 3.1%, plus the applicable margin as defined under the terms of its revolving credit facility, and will receive LIBOR, plus the applicable margin, on the notional principal amounts. This derivative effectively converts $150.0 million of the Company’s floating rate debt under the revolving credit facility to fixed-rate debt. The Company has accounted for the interest rate derivative contracts as effective hedge instruments under prevailing accounting standards.

At March 31, 2010, the Company had the following interest rate and commodity derivatives:

Interest Fixed Rate Swap

Term	Notional Amount	Option Type	Contract Period Ended December 31,	Fair Value Liability
				(in thousands)
January 2008 – January 2011	$150,000,000	Pay 3.1% - Receive LIBOR	2010	$(3,045)
			2011	(305)

				$(3,350)

Natural Gas Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(mmbtu)(1)	(per mmbtu) (1)	(in thousands)(2)
2010	30,750,003	$7.354	$95,033
2011	24,140,004	$6.689	32,449
2012	19,652,260	$6.850	20,280
2013	13,211,510	$6.822	9,344

			$157,106

Natural Gas Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/(Liability)
		(mmbtu)(1)	(per mmbtu) (1)	(in thousands)(2)
2010	Puts purchased	2,520,000	$7.839	$9,039
2010	Calls sold	2,520,000	$9.007	(22)
2011	Puts purchased	12,840,000	$6.197	19,167
2011	Calls sold	12,840,000	$7.283	(4,929)
2012	Puts purchased	9,780,000	$6.220	16,311
2012	Calls sold	9,780,000	$7.309	(9,240)
2013	Puts purchased	11,820,000	$6.228	21,487
2013	Calls sold	11,820,000	$7.389	(15,904)

				$35,909

Crude Oil Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset/(Liability)
	(Bbl) (1)	(per Bbl) (1)	(in thousands)(3)
2010	39,300	$97.219	$497
2011	42,600	$77.460	(365)
2012	33,500	$76.855	(324)
2013	10,000	$77.360	(93)

			$(285)

Crude Oil Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/(Liability)
		(Bbl) (1)	(per Bbl) (1)	(in thousands)(3)
2010	Puts purchased	25,000	$85.000	$130
2010	Calls sold	25,000	$112.546	(10)
2011	Puts purchased	27,000	$67.223	100
2011	Calls sold	27,000	$89.436	(276)
2012	Puts purchased	21,500	$65.506	99
2012	Calls sold	21,500	$91.448	(247)
2013	Puts purchased	6,000	$65.358	32
2013	Calls sold	6,000	$93.442	(69)

				$(241)

Total Company net asset				$189,139

(1)	“Mmbtu” represents million British Thermal Units; “Bbl” represents barrels.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.
(3)	Fair value based on forward WTI crude oil prices, as applicable.

The Company’s commodity price risk management includes estimated future natural gas and crude oil production of the Partnerships. Therefore, a portion of any unrealized derivative gain or loss is allocable to the limited partners of the Partnerships based on their share of estimated gas and oil production related to the derivatives not yet settled. At March 31, 2010 and December 31, 2009, net unrealized derivative assets of $70.0 million and $41.7 million, respectively, are payable to the limited partners in the Partnerships and are included in the consolidated balance sheets as follows (in thousands).

	March 31, 2010	December 31, 2009
Prepaid expenses and other	$181	$270
Other assets, net	6,608	2,841
Accrued liabilities	(37,605)	(22,382)
Long-term derivative liability	(39,187)	(22,380)

	$(70,003)	$(41,651)

NOTE 8 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company uses a fair value methodology to value the assets and liabilities for its derivative contracts (see Note 7). The Company’s commodity derivative contracts are valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 fair value measurements. The Company’s interest rate derivative contracts are valued using a LIBOR rate-based forward price curve model and are therefore defined as Level 2 fair value measurements. Information for assets and liabilities measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2010
Commodity-based derivatives	—	192,489	—	192,489
Interest rate derivatives	—	(3,350)	—	(3,350)

Total	$—	$189,139	$—	$189,139

December 31, 2009
Commodity-based derivatives	—	117,003	—	117,003
Interest rate derivatives	—	(3,974)	—	(3,974)

Total	$—	$113,029	$—	$113,029

Other Financial Instruments

The estimated fair value of the Company’s other financial instruments has been determined based upon its assessment of available market information and valuation methodologies. However, these estimates may not necessarily be indicative of the amounts that the Company could realize upon the sale or refinancing of such financial instruments.

The Company’s other current assets and liabilities on its consolidated balance sheets are financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature. The estimated fair values of the Company’s debt at March 31, 2010 and December 31, 2009, which consists principally of its Senior Notes and borrowings under its credit facility, were $933.6 million and $853.0 million, respectively, compared with the carrying amounts of $867.3 million and $786.4 million, respectively. The Senior Notes were valued based upon recent trading activity. The carrying value of outstanding borrowings under the credit facility, which bear interest at a variable interest rate, approximates their estimated fair value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company estimates the fair value of asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements; the credit-adjusted risk-free rate of the Company; and estimated inflation rates (see Note 5). Information for assets that are measured at fair value on a nonrecurring basis for the three months ended March 31, 2010 was as follows (in thousands):

	Three Months Ended
	March 31, 2010		March 31, 2009
	Level 3	Total	Level 3	Total
Asset retirement obligations	$43	$43	$430	$430

Total	$43	$43	$430	$430

NOTE 9 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

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

Relationship with Laurel Mountain. On May 31, 2009, the Company completed the sale of two natural gas processing plants and associated pipelines located in southwestern Pennsylvania for cash of $10.0 million to Laurel Mountain Midstream, LLC (“Laurel Mountain”), a newly-formed joint venture between the Company’s affiliate, Atlas Pipeline Partners, L.P. (NYSE: APL) (“APL”), and The Williams Companies, Inc. (NYSE: WMB). (“Williams”). Upon contribution of its Appalachia Basin natural gas gathering system to Laurel Mountain, APL received $87.8 million in cash, a preferred equity right to proceeds under a $25.5 million note issued to Laurel Mountain by Williams and a 49.0% ownership interest in Laurel Mountain. APL is a subsidiary of the Company’s parent company, ATLS. Laurel Mountain owns and operates all of APL’s previously owned northern Appalachian assets, excluding its northern Tennessee operations, of which the Company will be the largest customer. The Company recorded a loss on the sale the two natural gas processing plants and associated pipelines of $6.5 million. The Company used the net proceeds from the sale to repay outstanding borrowings under its revolving credit facility.

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

Relationship with Crown Drilling of Pennsylvania, LLC. Since 2007, the Company has had an equity interest in Crown Drilling of Pennsylvania, LLC (“Crown”), a company that performs the drilling activities for certain of the Company’s investment partnerships. In addition to its equity ownership, the Company guarantees 50% of the outstanding balances of Crown’s credit agreement. As of March 31, 2010, the Company’s guarantee was limited to $10.7 million.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

General Commitments

The Company is the managing general partner of the Partnerships, and has agreed to indemnify each investor partner from any liability that exceeds such partner’s share of Partnership assets. Subject to certain conditions, investor partners in certain Partnerships have the right to present their interests for purchase by the Company, as managing general partner. The Company is not obligated to purchase more than 5% to 10% of the units in any calendar year. Based on past experience, the management of the Company believes that any liability incurred would not be material. The Company may be required to subordinate a part of its net partnership revenues from the Partnerships to the benefit of the investor partners for an amount equal to at least 10% of their subscriptions, determined on a cumulative basis, in accordance with the terms of the partnership agreements. For the three months ended March 31, 2010, $3.3 million of the Company’s revenues, net of corresponding production costs, were subordinated, which reduced its cash distributions received from the investment partnerships. No subordination of the Company’s net revenues was required for the three months ended March 31, 2009.

The Company is party to employment agreements with certain executives that provide compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

Legal Proceedings

Following the announcement of the Merger on April 27, 2009, five purported class actions were filed in Delaware Chancery Court and were later consolidated into a single complaint, In re Atlas Energy Resources, LLC Unitholder Litigation, C.A. No. 4589-VCN (the “Consolidated Action”) filed on July 1, 2009 (the “Consolidated Complaint”). The Consolidated Complaint named ATLS and various officers and directors of the Company as defendants (the “Defendants”), alleged violations of fiduciary duties in connection with the Merger, and requested injunctive relief and damages. On August 7, 2009, plaintiffs advised the Delaware Chancery Court by letter that they would not pursue their motion for a preliminary injunction, which had been scheduled for a hearing on September 4, 2009, and requested that the September 4 hearing date be removed from the Court’s calendar. On October 16, 2009, the Company filed a motion to dismiss the Consolidated Complaint. On December 15, 2009, plaintiffs filed an Amended Complaint (the “Amended Complaint”). On January 6, 2010, the Delaware Chancery Court granted the parties’ Scheduling Stipulation and Order, providing that Defendants would have until February 18, 2010, to file a motion to dismiss the Amended Complaint; that plaintiffs’ answering brief in opposition would be due on or before May 3, 2010; and that Defendants’ reply papers would be due on or before June 4, 2010. Defendants filed their opening brief in support of their motion to dismiss on February 18, 2010 and plaintiffs filed their brief in opposition on May 3, 2010. The Amended Complaint alleges that Defendants breached their purported fiduciary duties to the Company’s public unitholders in connection with their negotiation of the Merger. In particular, plaintiffs allege that the Merger was not entirely fair to the Company’s public unitholders, and that Defendants conducted the Merger process in bad faith. Predicting the outcome of this lawsuit is difficult. An adverse judgment for monetary damages could have a material adverse effect on the operations of the Company. Based on the facts known to date, Defendants believe that the claims asserted against them in this lawsuit are without merit, and will continue to defend themselves vigorously against the claims.

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

NOTE 11 – BENEFIT PLANS

Prior to the Merger on September 29, 2009, the Company had a Long-Term Incentive Plan (“LTIP”), which provided equity incentive awards to officers, employees and directors and employees of its affiliates, consultants and joint-venture partners. Subsequent to the Merger, ATLS assumed the Company’s LTIP and renamed the LTIP as the “Atlas Energy, Inc. Assumed Long-Term Incentive Plan” (“Assumed LTIP”) and each outstanding unit option, phantom unit and restricted unit granted under the LTIP was converted to an equivalent stock option, phantom share or restricted share of ATLS at a ratio of 1.0 Company common unit to 1.16 ATLS common shares. No new grant awards will be issued under the Assumed LTIP.

Other than the conversion of the LTIP awards to ATLS options, restricted shares or phantom shares, the terms of the grants that had been awarded under the LTIP remain unchanged under the Assumed LTIP. Awards granted to all participants other than non-employee directors vest 25% upon the third anniversary of the grant date and 75% upon the fourth anniversary of the grant date. Awards to non-employee directors vest 25% per year over four years. Generally, upon termination of service by a grantee, all unvested awards will be forfeited. Upon vesting of a phantom stock award, a grantee is entitled to receive an equivalent number of common shares of ATLS. Non-employee directors have the right, upon the vesting of their phantom stock awards to receive an equivalent number of common shares or, the cash equivalent to the then fair market value of ATLS common shares.

Restricted Unit and Phantom Units. The fair value of the grants under the Assumed LTIP was based on the closing unit price on the grant date, and was charged to operations over the requisite service periods using the straight-line method. The following table summarizes the pre-Merger unconverted restricted unit and phantom unit activity for the period from January 1, 2009 to March 31, 2009:

	Number of Units(1)	Weighted Average Grant Date Fair Value(1)
Non-vested units outstanding at January 1, 2009	768,829	$23.86
Granted	17,000	$14.18
Vested	(1,168)	$28.82

Non-vested units outstanding at March 31, 2009	784,661	$23.65

Non-cash compensation expense recognized (in thousands)	$1,183

(1)

The shares and fair values for the three months ended March 31, 2009 (pre-Merger shares) have not been adjusted to reflect the post-Merger conversion of 1.0 Company common unit to 1.16 ATLS common shares.

Unit Options. Option awards under the Assumed LTIP expire 10 years from the date of grant and were granted with an exercise price equal to the market price of the Company’s stock at the date of grant. For the period from January 1, 2009 to March 31, 2009, the following table summarizes the unconverted number of the Company’s Class B member units prior to the Merger on September 29, 2009 and weighted average exercise price. The following table sets forth the LTIP option activity for the period indicated:

	Number of Units	Weighted Average Exercise Price
Outstanding at January 1, 2009	1,902,902	$24.17
Granted	—	—
Exercised	—	—
Forfeited or expired	(900)	$23.06

Outstanding at March 31, 2009	1,902,002	$24.17

Non-cash compensation expense recognized (in thousands)	$334

The Company recognized $1.5 million in compensation expense related to the restricted stock units, phantom units and unit options for the three months ended March 31, 2009. The Company paid $0.4 million with respect to distribution equivalent rights (“DER”) for three months ended March 31, 2009. This amount was recorded as a reduction of members’ equity on the Company’s consolidated balance sheet during the respective period. At March 31, 2010, the Company had no unrecognized compensation expense related to the unvested portion of the restricted shares, phantom shares and stock options.

NOTE 12 — OPERATING SEGMENT INFORMATION

The Company’s operations include three reportable operating segments. These operating segments reflect the way the Company manages its operations and makes business decisions. Operating segment data for the periods indicated are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Gas and oil production
Revenues	$63,909	$71,943
Costs and expenses	(12,284)	(14,581)
Depreciation, depletion and amortization expense	(25,257)	(27,010)

Segment income	$26,368	$30,352

Well construction and completion
Revenues	$72,642	$112,368
Costs and expenses	(61,561)	(95,397)

Segment income	$11,081	$16,971

Other partnership management (1)
Revenues	$12,029	$13,748
Costs and expenses	(10,249)	(6,917)
Loss on asset sales	(2,942)	—
Depreciation, depletion and amortization expense	(1,251)	(1,018)

Segment income (loss)	$(2,413)	$5,813

Reconciliation of segment income (loss) to net income
Segment income
Gas and oil production	$26,368	$30,352
Well construction and completion	11,081	16,971
Other partnership management	(2,413)	5,813

Total segment income	35,036	53,136
General and administrative expenses	(14,314)	(14,549)
Interest expense(2)	(18,032)	(12,984)

Net income	$2,690	$25,603

Capital expenditures
Gas and oil production	$65,212	$49,618
Well construction and completion	—	—
Other partnership management	4,633	7,427
Corporate	154	162

Total capital expenditures	$69,999	$57,207

	March 31, 2010	December 31, 2009

Balance sheet
Goodwill:
Gas and oil production	$21,527	$21,527
Well construction and completion	6,389	6,389
Other partnership management	7,250	7,250

	$35,166	$35,166

Total assets:
Gas and oil production	$2,190,947	$2,115,867
Well construction and completion	12,118	12,054
Other partnership management	48,035	44,311
Corporate	53,479	36,521

	$2,304,579	$2,208,753

(1)	Includes revenues and expenses from well services, transportation and administration and oversight that do not meet the quantitative threshold for reporting segment information.
(2)

The Company notes that interest expense and general and administrative expenses have not been allocated to its reportable segments as it would be impracticable to reasonably do so for the periods presented.

NOTE 13 – SUBSEQUENT EVENTS

Marcellus Shale Joint Venture. Effective April 20, 2010, the Company consummated a transaction whereby it entered into an undivided joint venture with Reliance Industries Limited (“Reliance”). Pursuant to the agreement, the Company sold Reliance a 40% undivided joint venture interest in approximately 300,000 net acres (approximately 120,000 to Reliance) of undeveloped core Marcellus Shale acreage held by the Company in exchange for $340.0 million of cash and $1,360.0 million in the form of a drilling carry. In addition to funding its own 40% interest of the drilling and completion costs, Reliance is required to fund 75% of the Company’s respective portion of drilling and completion costs until the $1,360.0 million drilling carry is fully utilized. The Company has five and a half years to utilize the drilling carry, subject to a two-year extension under certain conditions.

Acquisition of additional Marcellus Shale Acreage. In April 2010, the Company and Reliance agreed, through a series of transactions subsequent to the completion of the undivided joint venture agreement, to purchase an additional 42,344 undeveloped core Marcellus Shale acreage for an average purchase price of $4,532 per acre. The acreage is contained within the joint venture’s area of mutual interest. Pursuant to the joint venture agreement with Reliance, the Company will contribute 60% of the cost associated with this acreage, while Reliance will contribute the remaining 40%. As a result of the transactions, the joint venture between the Company and Reliance will control approximately 343,000 Marcellus Shale acres.

Borrowing Base Redetermination. In April 2010, in conjunction with a regularly scheduled borrowing base redetermination, the borrowing base under the Company’s revolving credit facility of $550.0 million was approved.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this Form 10-Q, the words “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, “Risk Factors”, in our annual report on Form 10-K for the year ended December 31, 2009. These risks and uncertainties could cause actual results to differ materially from the results stated or implied in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

The following discussion provides information to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. Since we meet the requirements within General Instruction H(1)(a) and (b) of Form 10-Q, Item 2 has been presented in a reduced disclosure format pursuant to the guidelines within General Instruction H.

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

Production Volumes. The following table presents our total net gas and oil production volumes and production per day during the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010		2009
Production: (1)(2)
Appalachia:(3)
Natural gas (MMcf)	3,603		3,592
Oil (000’s Bbls)	78	(4)	35

Total (MMcfe)	4,072		3,804

Michigan/Indiana:
Natural gas (MMcf)	4,906		5,242
Oil (000’s Bbls)	3	(4)	1

Total (MMcfe)	4,925		5,246

Total:
Natural gas (MMcf)	8,509		8,834
Oil (000’s Bbls)	81	(4)	36

Total (MMcfe)	8,996		9,050

Production per day: (1)(2)
Appalachia:(3)
Natural gas (Mcfd)	40,029		39,908
Oil (Bpd)	868	(4)	393

Total (Mcfed)	45,239		42,267

Michigan/Indiana:
Natural gas (Mcfd)	54,516		58,250
Oil (Bpd)	34	(4)	6

Total (Mcfed)	54,719		58,289

Total:
Natural gas (Mcfd)	94,545		98,158
Oil (bpd)	902	(4)	400

Total (Mcfed)	99,958		100,556

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

(3)	Appalachia includes our production located in Pennsylvania, Ohio, New York, West Virginia and Tennessee.
(4)	Includes NGL production volume for the three months ended March 31, 2010.

Production Revenues, Prices and Costs. Our production revenues and estimated gas and oil reserves are substantially dependent on prevailing market prices for natural gas, which comprised 99% of our proved reserves on an energy equivalent basis at December 31, 2009. The following table presents our production revenues and average sales prices for our natural gas and oil production for the three months ended March 31, 2010 and 2009, along with our average production costs, taxes, and transmission and compression costs in each of the reported periods:

	Three Months Ended March 31,
	2010		2009
Production revenues (in thousands):
Appalachia:(1)
Natural gas revenue	$22,423		$27,544
Oil revenue	4,270	(6)	2,050

Total revenues	$26,693		$29,594

Michigan/Indiana:
Natural gas revenue	$37,119		$42,330
Oil revenue	97	(6)	19

Total revenues	$37,216		$42,349

Total:
Natural gas revenue	$59,542		$69,874
Oil revenue	4,367	(6)	2,069

Total revenues	$63,909		$71,943

Average sales price:(2)
Natural gas (per Mcf):
Total realized price, after hedge(3) (4)	$7.61		$8.09
Total realized price, before hedge(3) (4)	$5.68		$5.21
Oil (per Bbl):
Total realized price, after hedge	$71.99		$57.56
Total realized price, before hedge	$67.58		$30.01

Production costs (per Mcfe):(2)
Appalachia:(1)
Lease operating expenses(5)	$0.99		$1.04
Production taxes	0.04		0.04
Transportation and compression	0.76		0.87

	$1.80		$1.95

Michigan/Indiana:
Lease operating expenses	$0.77		$0.81
Production taxes	0.33		0.30
Transportation and compression	0.24		0.26

	$1.34		$1.37

Total:
Lease operating expenses(5)	$0.87		$0.91
Production taxes	0.20		0.19
Transportation and compression	0.48		0.51

	$1.55		$1.61

(1)	Appalachia includes our operations located in Pennsylvania, Ohio, New York, West Virginia and Tennessee.
(2)	“Mcf” represents thousand cubic feet; “Mcfe” represents thousand cubic feet equivalents; and “Bbl” represents barrels.
(3)

Excludes the impact of certain allocations of production revenue to investor partners within our investment partnerships for the three months ended March 31, 2010. Including the effect of these allocations, the average realized gas sales price for the three months ended March 31, 2010 was $7.03 per Mcf ($5.10 per Mcf before the effects of financial hedging). There were no such allocations of production revenues for the three months ended March 31, 2009.

(4)

Includes cash proceeds of $0.3 million and $1.6 million for the three months ended March 31, 2010 and 2009, respectively, received from the settlement of ineffective derivative gains, but were not reflected in the consolidated statement of operations for the respective periods.

(5)

Excludes the effects of our proportionate share of lease operating expenses associated with certain allocations of production revenue to investor partners within our investment partnerships for the three months ended March 31, 2010. Including the effects of these costs, lease operating expenses per Mcfe for the three months ended March 31, 2010 for Appalachia were $0.59 per Mcfe (total production costs per Mcfe were $1.40) and in total they were $0.69 per Mcfe (total production costs per Mcfe were $1.37). There were no such allocations of production revenue and therefore no effect on lease operating expenses for the three months ended March 31, 2009.

(6)	Includes NGL production revenue for the three months ended March 31, 2010.

Total natural gas revenues were $59.5 million for the three months ended March 31, 2010, a decrease of $10.4 million from $69.9 million for the three months ended March 31, 2009. This decrease consisted of a $2.5 million decrease attributable to lower natural gas production volumes, a $3.0 million decrease attributable to lower realized natural gas prices and $4.9 million of gas revenues subordinated to the investor partners within our investment partnerships during the three months ended March 31, 2010. Total oil revenues were $4.4 million for the three months ended March 31, 2010, an increase of $2.3 million from $2.1 million for the comparable prior year period. This increase resulted primarily from a $1.6 million increase in revenue from the sale of natural gas liquids, a $0.2 million increase associated with higher average realized oil prices and a $0.5 million increase associated with higher production volumes.

Appalachia production costs were $5.7 million for the three months ended March 31, 2010, a decrease of $1.7 million from $7.4 million for the three months ended March 31, 2009. This decrease was principally due to a decrease associated with our proportionate share of lease operating expenses associated with our revenue that was subordinated to the investor partners within our investment partnerships. Michigan/Indiana production costs were $6.6 million for the three months ended March 31, 2010, a decrease of $0.6 million from $7.2 million for the comparable prior year period. This decrease was primarily attributable to a $0.3 million decrease in compression station expenses and a $0.2 million decrease in transportation costs attributable to production.

PARTNERSHIP MANAGEMENT

Well Construction and Completion

Drilling Program Results. The number of wells we drill will vary depending on the amount of money we raise through our investment partnerships, the cost of each well, the depth or type of each well, the estimated recoverable reserves attributable to each well and accessibility to the well site. The following table presents the number of gross and net development wells we drilled for us and our investment partnerships during the three months ended March 31, 2010 and 2009. We did not drill any exploratory wells during the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Gross wells drilled:
Appalachia	15	79
Michigan/Indiana	—	26

Total	15	105

Net wells drilled:
Appalachia	12	67
Michigan/Indiana	—	23

Total	12	90

Our share of net wells drilled(1):
Appalachia	5	24
Michigan/Indiana	—	6

Total	5	30

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

Well construction and completion revenues and costs and expenses incurred represent the billings and costs associated with the completion of wells for investment partnerships we sponsor. The following table sets forth information relating to these revenues and the related costs and number of net wells drilled during the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Average construction and completion per well:
Revenue	$2,137	$1,050
Costs	(1,811)	(892)

Gross profit	$326	$158

Gross profit margin	$11,081	$16,971

Net wells drilled within investment partnerships:(1)
Marcellus Shale	20	24
Chattanooga Shale	6	5
Michigan/Indiana	8	24
Other - shallow	—	54

	34	107

(1)	Includes wells drilled for which revenue is recognized on a percentage of completion basis.

Well construction and completion segment margin was $11.1 million for the three months ended March 31, 2010, a decrease of $5.9 million from $17.0 million for the three months ended March 31, 2009. This decrease was due primarily to a $23.8 million decrease associated with a decline in the number of wells drilled within the investment partnerships, partially offset by an $17.9 million increase due to increased gross profit per well. Since our drilling contracts with the investment partnerships are on a “cost-plus” basis (typically cost-plus 18%), an increase in our average cost per well also results in a proportionate increase in our average revenue per well, which directly affects the number of wells we drill. Average cost and revenue per well have increased due to a shift from drilling less expensive shallow wells to more expensive deep or horizontal shale wells in both Appalachia and Michigan/Indiana during the three months ended March 31, 2010 in comparison to the comparable prior year period.

Our consolidated balance sheet at March 31, 2010 includes $49.5 million of “liabilities associated with drilling contracts” for funds raised by our investment partnerships that have not been applied to the completion of wells due to the timing of drilling operations, and thus had not been recognized as well construction and completion revenue on our consolidated statements of operations. We expect to recognize this amount as revenue during the second quarter of 2010.

Administration and Oversight

Administration and oversight fee revenues represents supervision and administrative fees earned for the drilling and subsequent ongoing management of wells for our investment partnerships. Administration and oversight fee revenues were $2.0 million for the three months ended March 31, 2010, a decrease of $1.9 million from $3.9 million for the three months ended March 31, 2009. This decrease was primarily due to fewer wells drilled during the current year period in comparison to the prior year comparable period, partially offset by an increase in the number of Marcellus Shale horizontal wells drilled, for which we earn higher fees for our partnership management activities in comparison to conventional wells.

Well Services

Well service revenue and expenses represent the monthly operating fees we charge and the work our service company performs for our investment partnership wells during the drilling and completing phase as well as ongoing maintenance of these wells and other wells in which we serve as operator.

Well services revenues were $5.3 million for the three months ended March 31, 2010, an increase of $0.2 million from $5.1 million for the three months ended March 31, 2009. Well services expenses were $2.6 million for three months ended March 31, 2010, an increase of $0.2 million from $2.4 million for the three months ended March 31, 2009. These increases were primarily attributable to an increase in the number of producing wells.

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

For the three months ended March 31, 2010 and 2009, we received $4.5 million and $4.7 million, respectively, in gathering fees collected from our investment partnerships and were obligated to remit $7.7 million and $7.5 million, respectively, in gathering expense. The increase in net gathering expense between periods was principally due to lower investment partnership volumes, a decrease in natural gas prices and an increase in our equity natural gas volumes due to an increase in the number of wells drilled for our own account.

OTHER COSTS AND EXPENSES

General and Administrative

Total general and administrative expenses, including amounts reimbursed to affiliates, decreased to $14.3 million for the three months ended March 31, 2010 compared with $14.5 million for the three months ended March 31, 2009 due principally to a slight increase in wages and other corporate activities related to the increase in drilling activities in our Marcellus Shale acreage.

Depreciation, Depletion and Amortization

Total depreciation, depletion and amortization decreased to $26.5 million for the three months ended March 31, 2010 compared with $28.0 million for the comparable prior year period, due primarily to a $1.7 million decrease in our depletion expense. The following table presents our depletion expense per Mcfe for our Appalachia and Michigan/Indiana regions for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Depletion expense (in thousands):
Appalachia	$10,509	$13,102
Michigan/Indiana	14,748	13,908

Total	$25,257	$27,010

Depletion expense as a percentage of gas and oil production revenue	40%	38%

Depletion per Mcfe:
Appalachia	$2.58	$3.44
Michigan/Indiana	$2.99	$2.65
Total	$2.81	$2.98

Depletion expense varies from period to period and is directly affected by changes in our oil and gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our oil and gas properties. Decreases in our depletable basis, primarily due to the $156.4 million write-down of our Upper Devonian field during the three months ended December 31, 2009, and fluctuations in our production volumes by region caused depletion expense to decrease $1.7 million to $25.3 million for the three months ended March 31, 2010 compared with $27.0 million for the three months ended March 31, 2009. Our depletion expense of oil and gas properties as a percentage of oil and gas revenues was 40% for the three months ended March 31, 2010, compared with 38% for the three months ended March 31, 2009. Depletion expense per Mcfe was $2.81 for the three months ended March 31, 2010, a decrease of $0.17 per Mcfe from $2.98 for the three months ended March 31, 2009.

Interest Expense

Total interest expense increased to $18.0 million for the three months ended March 31, 2010 as compared with $13.0 million for the three months ended March 31, 2009. This $5.0 million increase was principally attributable to a $6.2 million increase associated with our issuance of $200.0 million of 12.125% senior unsecured notes in July 2009, partially offset by a $1.0 million decrease associated with a decrease in borrowings under our credit facility. The $1.0 million decrease associated with our credit facility was primarily due to the repayment of amounts the net proceeds from the issuance of the senior notes and lower average interest rates.

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

Revolving Credit Facility

At March 31, 2010, we had a credit facility with a syndicate of banks that matures in June 2012. The borrowing base is redetermined semiannually on April 1 and October 1 subject to changes in oil and gas reserves and is automatically reduced by 25% of the stated principal of any senior unsecured notes we issue. In April 2010, in conjunction with a regularly scheduled borrowing base redetermination, the borrowing base under our revolving credit facility of $550.0 million was approved. Up to $50.0 million of the credit facility may be in the form of standby letters of credit, of which $1.6 million was outstanding at March 31, 2010. The facility is secured by substantially all of our assets and is guaranteed by each of our subsidiaries. The facility allows us to distribute to ATLS (a) amounts equal to ATLS’s income tax liability attributable to our net income at the highest marginal rate and (b) up to $40.0 million per year and, to the extent that we distribute less than that amount in any year, we may carry over up to $20.0 million for use in the next year.

The events which constitute an event of default for our credit facility are customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreement, adverse judgments against us in excess of a specified amount and a change of control. In addition, the agreement limits sales, leases or transfers of assets and the incurrence of additional indebtedness. We are in compliance with these covenants as of March 31, 2010. The credit facility also requires us to maintain a ratio of current assets (as defined in the credit facility) to current liabilities (as defined in the credit facility) of not less than 1.0 to 1.0, and a ratio of total debt (as defined in the credit facility) to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”, as defined in the credit facility) of less than or equal to 3.5 to 1.0 effective January 1, 2010. Based on the definitions contained in our credit facility, our ratio of current assets to current liabilities was 1.8 to 1.0 and our ratio of total debt to EBITDA was 3.0 to 1.0 at March 31, 2010.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Following the announcement of the Merger on April 27, 2009, five purported class actions were filed in Delaware Chancery Court and were later consolidated into a single complaint, In re Atlas Energy Resources, LLC Unitholder Litigation, C.A. No. 4589-VCN (the “Consolidated Action”) filed on July 1, 2009 (the “Consolidated Complaint”). The Consolidated Complaint named ATLS and various officers and directors of ours as defendants (the “Defendants”), alleged violations of fiduciary duties in connection with the Merger, and requested injunctive relief and damages. On August 7, 2009, plaintiffs advised the Delaware Chancery Court by letter that they would not pursue their motion for a preliminary injunction, which had been scheduled for a hearing on September 4, 2009, and requested that the September 4 hearing date be removed from the Court’s calendar. On October 16, 2009, Defendants filed a motion to dismiss the Consolidated Complaint. On December 15, 2009, plaintiffs filed an Amended Complaint (the “Amended Complaint”). On January 6, 2010, the Delaware Chancery Court granted the parties’ Scheduling Stipulation and Order, providing that Defendants would have until February 18, 2010, to file a motion to dismiss the Amended Complaint; that plaintiffs’ answering brief in opposition would be due on or before May 3, 2010; and that Defendants’ reply papers would be due on or before June 4, 2010. Defendants filed their opening brief in support of their motion to dismiss on February 18, 2010 and plaintiffs filed their brief in opposition on May 3, 2010. The Amended Complaint alleges that Defendants breached their purported fiduciary duties to our public unitholders in connection with the negotiation of the Merger. In particular, plaintiffs allege that the Merger was not entirely fair to our public unitholders, and that Defendants conducted the Merger process in bad faith. Predicting the outcome of this lawsuit is difficult. An adverse judgment for monetary damages could have a material adverse effect on our operations. Based on the facts known to date, Defendants believe that the claims asserted against them in this lawsuit are without merit, and will continue to defend themselves vigorously against the claims.

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

ITEM 1A.	RISK FACTORS

Our business operations and financial position are subject to various risks. These are described elsewhere in this report and in our most recent Form 10-K for the year ended December 31, 2009. The risk factors identified therein have not changed in any material respect.

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1	Purchase and Sale Agreement, dated April 9, 2010, by and between Atlas Energy Resources, LLC and Reliance Marcellus, LLC. (15) Schedules and exhibits to the Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request

2.2	Participation and Development Agreement, dated April 20, 2010, by and between Atlas Energy Resources, LLC, Atlas America, LLC, Viking Resources, LLC, Atlas Resources, LLC and Reliance Marcellus, LLC. (16) Schedules and exhibits to the Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request

2.3	Standstill, AMI and Transfer Restriction Agreement, dated April 20, 2010, by and among Atlas Energy, Inc., Atlas Energy Resources, LLC, Reliance Industries Limited and Reliance Marcellus, LLC(16)

2.4	Agreement and Plan of Merger dated as of April 27, 2009 among Atlas Energy Resources, LLC, Atlas America, Inc., Atlas Energy Management, Inc. and Merger Sub, as defined therein. (5) Schedules and exhibits to the Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request

3.1	Second Amended and Restated Limited Liability Company Agreement of Atlas Energy Resources, LLC (12)

3.2	Certificate of Formation of Atlas Energy Resources, LLC (3)

4.1	Form of Common Unit Certificate (included as Exhibit A to the Second Amended and Restated Limited Liability Company Agreement of Atlas Energy Resources, LLC) (12)

4.2	Indenture dated as of January 23, 2008 among Atlas Energy Operating Company, LLC, Atlas Energy Finance Corp., as Issuers, the subsidiaries named therein, as Guarantors, and U.S. Bank National Association, as Trustee(9)

4.3	Form of 10.75% Senior Notes due 2018 (included as an exhibit to the Indenture filed as Exhibit 4.2 hereto)

4.4	Senior Indenture dated July 16, 2009 among Atlas Energy Operating Company, LLC, Atlas Energy Finance Corp., as Issuers, the subsidiaries named therein, as Guarantors, and U.S. Bank National Association, as Trustee(10)

4.5	First Supplemental Indenture dated July 16, 2009(10)

4.6	Form of 12.125% Senior Notes due 2017 (contained in Annex A to the First Supplemental Indenture filed as Exhibit 4.5 hereto)

10.1(a)	Revolving Credit Agreement, dated as of June 29, 2007, among Atlas Energy Operating Company, LLC, its subsidiaries, J.P. Morgan Chase Bank, N.A., as Administrative Agent and the other lenders signatory thereto(2)

10.1(b)	First Amendment to Credit Agreement, dated as of October 25, 2007(4)

10.1(c)	Second Amendment to Credit Agreement, dated as of April 9, 2009(6)

10.1(d)	Third Amendment to Credit Agreement, dated as of July 10, 2009(11)

10.2	Management Agreement, dated as of December 18, 2006, among Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, and Atlas Energy Management, Inc. (1)

10.3	Agreement for Services among Atlas America, Inc., and Richard Weber, dated April 5, 2006(3)

10.4	Atlas Energy, Inc. Assumed Long-Term Incentive Plan(13)

10.5	ATN Option Agreement dated as of June 1, 2009, by and among APL Laurel Mountain, LLC, Atlas Pipeline Operating Partnership, L.P. and Atlas Energy Resources, LLC(8)

10.6	Gas Gathering Agreement for Natural Gas on the Legacy Appalachian System dated as of June 1, 2009 between Laurel Mountain Midstream, LLC and Atlas America, LLC, Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, Atlas Noble, LLC, Resource Energy, LLC, Viking Resources, LLC, Atlas Pipeline Partners, L.P. and Atlas Pipeline Operating Partnership, L.P.(14) Specific terms in this exhibit have been redacted, as marked three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.

10.7	Gas Gathering Agreement for Natural Gas on the Expansion Appalachian System dated as of June 1, 2009 between Laurel Mountain Midstream, LLC and Atlas America, LLC, Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, Atlas Noble, LLC, Resource Energy, LLC, Viking Resources, LLC, Atlas Pipeline Partners, L.P. and Atlas Pipeline Operating Partnership, L.P.(14) Specific terms in this exhibit have been redacted, as marked three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13(a)-14(a)/15d-14(a) Certification

31.2	Rule 13(a)-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

(1)	Previously filed as an exhibit to our Form 8-K filed December 22, 2006.
(2)	Previously filed as an exhibit to our Form 8-K filed June 29, 2007.
(3)	Previously filed as an exhibit to our registration statement on Form S-1 (Reg. No. 333-136094).
(4)	Previously filed as an exhibit to our Form 8-K filed October 26, 2007.
(5)	Previously filed as an exhibit to our Form 8-K filed April 28, 2009.
(6)	Previously filed as an exhibit to our Form 8-K filed April 17, 2009.
(7)	[Intentionally omitted]
(8)	Previously filed as an exhibit to our Form 8-K filed June 5, 2009.
(9)	Previously filed as an exhibit to our Form 8-K filed January 24, 2008.
(10)	Previously filed as an exhibit to our Form 8-K filed July 17, 2009.
(11)	Previously filed as an exhibit to our Form 8-K filed July 24, 2009.
(12)	Previously filed as an exhibit to our Form 8-K filed September 30, 2009.
(13)	Previously filed as an exhibit to Atlas Energy, Inc.’s Form S-8 filed on September 30, 2009.
(14)	Previously filed as an exhibit to our Form 10-Q for the quarter ended June 30, 2009.
(15)	Previously filed as an exhibit to our Form 8-K filed April 13, 2010.
(1 6 )	Previously filed as an exhibit to our Form 8-K filed April 21, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS ENERGY RESOURCES, LLC

Date: May 7, 2010	By:	/s/ EDWARD E. COHEN
Edward E. Cohen
Chairman and Chief Executive Officer

Date: May 7, 2010	By:	/s/ MATTHEW A. JONES
Matthew A. Jones
Chief Financial Officer

Date: May 7, 2010	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath
Chief Accounting Officer