Form 10-Q
period 2010-06-30
Atlas Energy Resources, LLC
filed 2010-08-05
CIK 1368802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-33193

ATLAS ENERGY RESOURCES, LLC

(Exact name of registrant as specified in its charter)

Delaware	51-0404430
(State or other jurisdiction or incorporation or organization)	(I.R.S. Employer Identification No.)

Westpointe Corporate Center One 1550 Coraopolis Heights Road Moon Township, PA	15108
(Address of principal executive office)	Zip code

Registrant’s telephone number, including area code: 412-262-2830

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$89,007	$3,640
Accounts receivable	81,128	71,058
Receivable from Reliance	16,781	—
Current portion of derivative receivable from Partnerships	450	270
Current portion of derivative asset	85,754	73,066
Subscriptions receivable from Partnerships	—	47,275
Prepaid expenses and other	15,609	15,621

Total current assets	288,729	210,930

Property, plant and equipment, net	1,971,220	1,871,418
Intangible assets, net	2,518	2,873
Goodwill, net	35,166	35,166
Long-term derivative asset	110,928	58,930
Advances to affiliates	27,508	5,689
Long-term derivative receivable from Partnerships	11,273	2,841
Other assets, net	20,108	20,906

	$2,467,450	$2,208,753

LIABILITIES AND OWNER’S EQUITY
Current liabilities:
Accounts payable	94,953	76,993
Accrued interest	28,037	29,245
Accrued liabilities	11,385	14,308
Leasehold acquisition liability	41,949	—
Liabilities associated with drilling contracts	36,012	122,532
Accrued well drilling and completion costs	81,539	89,261
Current portion of derivative payable to Partnerships	28,610	22,382
Current portion of derivative liability	4,106	4,652

Total current liabilities	326,591	359,373

Long-term debt, less current portion	690,259	786,390
Long-term derivative payable to Partnerships	40,362	22,380
Long-term derivative liability	39,768	14,315
Asset retirement obligations	53,455	51,813

Commitments and contingencies

Owner’s equity:
Owner’s equity	1,171,321	873,170
Accumulated other comprehensive income	145,540	101,143

	1,316,861	974,313
Non-controlling interests	154	169

Total owner’s equity	1,317,015	974,482

	$2,467,450	$2,208,753

See accompanying notes to consolidated financial statements

ATLAS ENERGY RESOURCES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Gas and oil production	$69,188	$69,979	$133,097	$141,922
Well construction and completion	43,295	63,367	115,937	175,735
Gathering	5,778	5,389	10,239	10,112
Administration and oversight	1,865	2,642	3,912	6,495
Well services	5,743	4,806	11,055	9,899
Other, net	862	—	1,071	79

Total revenues	126,731	146,183	275,311	344,242

Costs and expenses:
Gas and oil production	13,096	12,711	25,380	27,292
Well construction and completion	36,682	53,701	98,243	149,098
Gathering	7,205	6,485	14,876	10,978
Well services	2,697	2,120	5,275	4,544
General and administrative	12,748	12,268	27,062	26,817
Depreciation, depletion and amortization	30,467	27,275	56,975	55,303

Total costs and expenses	102,895	114,560	227,811	274,032

Operating income	23,836	31,623	47,500	70,210
Gain (loss) on asset sales	288,641	(4,250)	285,699	(4,250)
Interest expense	(16,987)	(15,124)	(35,019)	(28,108)

Net income	295,490	12,249	298,180	37,852
Income attributable to non-controlling interests	(14)	(15)	(29)	(30)

Net income attributable to owner’s/members’ interests	$295,476	$12,234	$298,151	$37,822

Allocation of net income attributable to owner’s/members’ interests:
Portion allocable to members’ interests (period prior to merger on September 29, 2009)	$—	$12,234	$—	$37,822
Portion allocable to owner’s interest (period subsequent to merger on September 29, 2009)	295,476	—	298,151	—

Net income attributable to owner’s/members’ interests	$295,476	$12,234	$298,151	$37,822

Allocation of net income attributable to members’ interests:
Class A member’s units	$—	$245	$—	$825
Class B members’ units	—	11,989	—	36,997

Net income attributable to members’ interests	$—	$12,234	$—	$37,822

Net income attributable to Class B members per unit:
Basic	$—	$0.19	$—	$0.70

Diluted	$—	$0.19	$—	$0.70

Weighted average Class B members’ units outstanding:
Basic	—	63,381	—	63,381

Diluted	—	63,381	—	63,381

See accompanying notes to consolidated financial statements

ATLAS ENERGY RESOURCES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OWNER’S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(in thousands, except share data)

(Unaudited)

	Owner’s Equity	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Owner’s Equity
Balance at January 1, 2010	$873,170	$101,143	$169	$974,482
Distributions to non-controlling interests	—	—	(44)	(44)
Other comprehensive income	—	44,397	—	44,397
Net income	298,151	—	29	298,180

Balance at June 30, 2010	$1,171,321	$145,540	$154	$1,317,015

See accompanying notes to consolidated financial statements

ATLAS ENERGY RESOURCES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$298,180	$37,852
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	56,975	55,303
Amortization of deferred finance costs	2,423	1,667
Non-cash loss on derivative value, net	20,216	30,623
Non-cash compensation expense	—	2,981
(Gain) loss on asset sales	(285,699)	4,250
Distributions paid to non-controlling interests	(44)	(41)
Equity income in unconsolidated companies	(1,081)	(174)
Changes in operating assets and liabilities:
Accounts receivable and other current assets	11,758	2,821
Accounts payable and accrued liabilities	15,809	5,974
Liabilities associated with drilling contracts	(86,520)	(7,974)
Liabilities associated with well drilling and completion costs	(7,722)	3,483

Net cash provided by operating activities	24,295	136,765

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(160,261)	(96,413)
Proceeds from asset sales	317,365	10,158
Other	823	66

Net cash provided by (used in) investing activities	157,927	(86,189)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	198,000	200,000
Repayments under credit facility	(294,000)	(211,000)
Distributions paid to members	—	(39,452)
Other	(855)	(929)

Net cash used in financing activities	(96,855)	(51,381)

Net change in cash and cash equivalents	85,367	(805)
Cash and cash equivalents, beginning of period	3,640	5,655

Cash and cash equivalents, end of period	$89,007	$4,850

See accompanying notes to consolidated financial statements

ATLAS ENERGY RESOURCES, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

The accompanying consolidated financial statements, which are unaudited except that the balance sheet at December 31, 2009 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain amounts in the prior year’s consolidated financial statements have also been reclassified to conform to the current year presentation. The results of operations for the three and six month periods ended June 30, 2010 may not necessarily be indicative of the results of operations for the full year ending December 31, 2010.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Non-Controlling Interest

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Transactions between the Company and ATLS and its affiliates have been identified in the consolidated financial statements as transactions between affiliates (see Note 10). The non-controlling ownership interest in the net income of the Company is reflected as non-controlling interest on the Company’s consolidated statements of operations, and the non-controlling interests in the assets and liabilities of the Company are reflected as a separate component of owner’s/members’ equity on the Company’s consolidated balance sheets.

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

In April 2010, the Company consummated an undivided joint venture with Reliance Industries Limited (“Reliance”), whereby the Company sold a 40% undivided joint venture interest in approximately 300,000 net acres (approximately 120,000 net acres to Reliance) of its core undeveloped Marcellus Shale leasehold acreage to Reliance (see Note 3). The joint venture also calls for Reliance to provide the Company with a $1,357.5 million drilling carry, whereby Reliance will fund 75% of the Company’s respective portion of the drilling and completion costs of the wells developed on the joint venture leasehold acreage. As a result of this provision, the Company will effectively fund 15% of the capital costs required to drill each well, while Reliance will fund 85% until the $1,357.5 million is fully utilized. As a result of this transaction, the Company proportionally consolidated its 60% ownership interest in the operating results of the joint venture in its consolidated statements of operations. The Company also proportionally consolidated its ownership interest in the joint venture’s assets, to the extent contributed, and liabilities in its consolidated balance sheets.

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

The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented for the three and six months ended June 30, 2010 and 2009 represent actual results in all material respects (see “- Revenue Recognition” accounting policy for further description).

Property, Plant and Equipment

Property, plant and equipment are stated at cost or, upon acquisition of a business, at the fair value of the assets acquired (see Note 4). Depreciation and amortization expense was based on cost less the estimated salvage value primarily using the straight-line method over the asset’s estimated useful life. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized.

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

The Company’s method of calculating its reserves may result in reserve quantities and values which are greater than those which would be calculated by the Partnerships, which the Company sponsors and owns an interest in but does not control. The Company’s reserve quantities include reserves in excess of its proportionate share of reserves in a Partnership which the Company may be unable to recover due to the Partnership legal structure. The Company may have to pay additional consideration in the future as a well or Partnership becomes uneconomic under the terms of the partnership agreement in order to recover these excess reserves and to acquire any additional residual interests in the wells held by other partnership investors. The acquisition of any well interest from the Partnership by the Company is governed under the partnership agreement and must be at fair market value supported by an appraisal of an independent expert selected by the Company. There were no impairments of proved oil and gas properties recorded by the Company for the three and six months ended June 30, 2010 and 2009.

Unproved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded if conditions indicate the Company will not explore the acreage prior to expiration of the applicable leases or if it is determined that the carrying value of the properties is above their fair value. There were no impairments of unproved oil and gas properties recorded by the Company for the three and six months ended June 30, 2010 and 2009.

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

Capitalized Interest

The Company capitalizes interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average rate used to capitalize interest on borrowed funds by the Company was 10.4% and 6.9% for the three months ended June 30, 2010 and 2009, respectively, and 10.1% and 6.8% for the six months ended June 30, 2010 and 2009, respectively. The amount of interest capitalized by the Company was $3.8 million and $1.7 million for the three months ended June 30, 2010 and 2009, respectively, and $6.7 million and $3.7 million for the six months ended June 30, 2010 and 2009, respectively.

Intangible Assets

The Company has recorded intangible assets with finite lives in connection with partnership management and operating contracts acquired through consummated acquisitions. The Company amortizes contracts acquired on a declining balance and straight-line method over their respective estimated useful lives. The following table reflects the components of intangible assets being amortized at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009	Estimated Useful Lives In Years
Partnership management and operating contracts:
Gross carrying amount	$14,343	$14,343	2 – 13
Accumulated amortization	(11,825)	(11,470)

Net carrying amount	$2,518	$2,873

Amortization expense on intangible assets was $0.2 million and $0.3 million for the three months ended June 30, 2010 and 2009, respectively, and $0.4 million and $0.6 million for the six months ended June 30, 2010 and 2009, respectively. Estimated annual amortization expense for all of the contracts described above for the next five years ending December 31 is as follows: 2010 - $0.7 million; 2011 - $0.7 million; 2012 - $0.2 million; 2013 - $0.2 million; and 2014 - $0.1 million.

Goodwill

At June 30, 2010 and December 31, 2009, the Company had $35.2 million of goodwill recorded in connection with consummated acquisitions. There were no changes in the carrying amount of goodwill for the three and six months ended June 30, 2010 and 2009.

The Company tests its goodwill for impairment at each year end by comparing its reporting unit estimated fair values to carrying values. Because quoted market prices for its reporting units are not available, the Company’s management must apply judgment in determining the estimated fair value of these reporting units. The Company’s management uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets. A key component of these fair value determinations is a reconciliation of the sum of the fair value calculations to the Company’s market capitalization. The observed market prices of individual trades of an entity’s equity securities (and thus its computed market capitalization) may not be representative of the fair value of the entity as a whole. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity on a stand-alone basis. In most industries, including the Company’s, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest. Therefore, once the above fair value calculations have been determined, the Company’s management also considers the inclusion of a control premium within the calculations. This control premium is judgmental and is based on, among other items, observed acquisitions in the Company’s industry. The resultant fair values calculated for the reporting units are compared to observable metrics on large mergers and acquisitions in the Company’s industry to determine whether those valuations appear reasonable in management’s judgment. The Company will continue to evaluate goodwill at least annually or when impairment indicators arise. There were no goodwill impairments recognized by the Company and its subsidiaries during the three and six months ended June 30, 2010 and 2009.

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

Effective January 1, 2009, the Company was required to determine if any of its share-based payment awards with rights to dividends or dividend equivalents qualify as participating securities. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the Two-Class Method. Prior to the Merger, the Company had a Long-Term Incentive Plan that contained previously awarded phantom units, which consisted of Class B units (see Note 12) and contained nonforfeitable rights to distribution equivalents of the Company. These participation rights resulted in a non-contingent transfer of value each time the Company declared a distribution or distribution equivalent during the award’s vesting period. As such, the net income utilized in the calculation of net income per unit must be after the allocation of income to the phantom units on a pro-rata basis.

The following table is a reconciliation of net income allocated to the Class A member units and Class B members’ units for purposes of calculating net income per Class B member unit for the period indicated (in thousands):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Net income attributable to members’ interests	$12,234	$37,822
Income allocable to Class A member’s actual cash incentive distributions reserved(1)	—	(8,024)
Income allocable to Class A member’s 2% ownership interest	245	825

Net income allocable to Class A member’s ownership interest	245	(7,199)

Net income allocable to Class B member’s ownership interest	11,989	45,021
Less: net income attributable to participating securities – phantom units(2)	(136)	(508)

Net income utilized in the calculation of net income attributable to Class B member per unit	$11,853	$44,513

(1)	In connection with the Merger, the Company discontinued distributions in April 2009. Accordingly, the previously recorded amounts relating to the MII were reversed.
(2)

Net income attributable to Class B members’ ownership interests is allocated to the phantom units on a pro-rata basis (weighted average phantom units outstanding as a percentage of the sum of weighted average phantom units and Class B members’ units outstanding).

Dilutive potential units of Class B members’ units consisted of the excess of shares issuable under the terms of the Company’s stock incentive plan over the number of such units that could have been reacquired (at the weighted average market price of units during the period) with the proceeds received from the exercise of the stock options (see Note 12). The following table sets forth the reconciliation of the Company’s weighted average number of Class B member units used to compute basic net income attributable to Class B members per unit with those used to compute diluted net income attributable to Class B members per unit for the period indicated (in thousands):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Weighted average number of Class B members’ units – basic	63,381	63,381
Add: effect of dilutive unit options	—	—

Weighted average number of Class B members’ units – diluted	63,381	63,381

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

The Company accrues unbilled revenue due to timing differences between the delivery of natural gas and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Company’s records and management estimates of the related commodity sales which are, in turn, based upon applicable product prices (see “–Use of Estimates” accounting policy for further description). The Company had unbilled revenues at June 30, 2010 and December 31, 2009 of $31.8 million and $29.6 million, respectively, which are included in accounts receivable within the Company’s consolidated balance sheets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$295,490	$12,249	$298,180	$37,852
Income attributable to non-controlling interests	(14)	(15)	(29)	(30)

Net income attributable to owner’s/members’ interests	295,476	12,234	298,151	37,822
Other comprehensive income:
Changes in fair value of derivative instruments accounted for as cash flow hedges	(3,166)	(22,660)	87,433	63,281
Less: reclassification adjustment for realized gains in net income	(20,638)	(30,534)	(43,036)	(45,050)

Total other comprehensive income (loss)	(23,804)	(53,194)	44,397	18,231

Comprehensive income (loss) attributable to owner’s/members’ interests	$271,672	$(40,960)	$342,548	$56,053

Recently Adopted Accounting Standards

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-14, “Accounting for Extractive Industries – Oil & Gas: Amendments to Paragraph 932-10-S99-1” (“Update 2010-14”). Update 2010-14 provides amendments to add the SEC’s Regulation S-X Rule 4-10, “Financial Accounting and Reporting for Oil and Gas Producing Activities Pursuant to the Federal Securities Laws and the Energy Policy and Conservation Act of 1975” (“S-X Rule 4-10”) to Accounting Standards Codification (“ASC”) Topic 932 “Extractive Activities – Oil and Gas”. S-X Rule 4-10 was included in the SEC’s Final Rule, “Modernization of Oil and Gas Reporting, which became effective January 1, 2010. As Update 2010-14 only served to align the FASB’s ASC Topic 932 with the SEC’s S-X Rule 4-10, the Company’s adoption did not have a material impact on its financial position, results of operations or related disclosures.

In April 2010, the FASB issued Accounting Standards Update 2010-12, “Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts” (“Update 2010-12”). Update 2010-12 updates the FASB ASC for the SEC Staff Announcement, “Accounting for the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act”. The announcement provides guidance on the accounting effect, if any, that arises from the different signing dates between the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act (collectively, the “Acts”). Update 2010-12 clarifies the effect, if any, that the different signing dates might have on the accounting for these Acts. As Update 2010-12 serves only to clarify an accounting ambiguity between the Acts, the FASB did not provide a required adoption date.

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” (“Update 2010-09”). Update 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. generally accepted accounting standards. The requirements of Update 2010-09 were effective upon its issuance, February 24, 2010. The Company applied the requirements of Update 2010-09 upon its adoption and it did not have an impact on its financial position, results of operations or related disclosures.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurement and Disclosures (Topic (820) – Improving Disclosures about Fair Value Measurement” (“Update 2010-06”). Update 2010-06 clarifies and requires new disclosures about the transfer of amounts between Level 1 and Level 2, as well as significant transfers in and out of Level 3. In addition, for Level 2 and Level 3 measurements, Update 2010-06 requires additional disclosure about the valuation technique used or any changes in technique. Update 2010-06 also clarifies that entities must disclose fair value measurements by classes of assets and liabilities, based on the nature and risks of the assets and liabilities. The requirements of Update 2010-06 are effective at the start of a reporting entity’s first fiscal year beginning after December 15, 2009 (January 1, 2010 for the Company). The Company applied the requirements of Update 2010-06 upon its adoption on January 1, 2010, and it did not have a material impact on its financial position, results of operations or related disclosures.

In January 2010, the FASB issued Accounting Standards Update 2010-02, “Consolidation (Topic (810)—Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification” (“Update 2010-02”). Subtopic 810-10 previously applied to decrease-in-ownership provisions when an entity either deconsolidates or realizes a decrease in ownership in which the entity retains control. When an entity deconsolidates a subsidiary, it is required to record any remaining interest at fair value and recognize a gain or loss. Update 2010-02 amends Subtopic 810-10 “Consolidation – Overall” and provides clarification on the entities and activities required to follow more specific guidance already included in the ASC. Update 2010-02 includes in the scope of decrease-in-ownership provisions of ASC 810-10 a subsidiary or groups of assets that is a business or nonprofit activity, a subsidiary or group of assets transferred to an equity method investee or joint venture, or an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity. Excluded from the scope of Subtopic 810-10 are sales of in-substance real estate and conveyances of oil and gas mineral rights. The requirements of Update 2010-02 are effective at the start of a reporting entity’s first fiscal year beginning after December 15, 2009 (January 1, 2010 for the Company). The Company applied the requirements of Update 2010-02 upon its adoption on January 1, 2010, and it did not have a material impact on its financial position, results of operations or related disclosures.

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

Recently Issued Accounting Standards

In July 2010, the FASB issued Accounting Standards Update 2010-20, “Receivables – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“Update 2010-20”). Update 2010-20 provides enhanced disclosure requirements for allowance for credit losses and the credit quality of financing receivables to assist financial statement users in assessing credit risk exposures and evaluating the adequacy of the allowance for credit losses. This amendment requires disclosures on a disaggregated basis that will further facilitate the evaluation of the nature of credit risk inherent in an entity’s financing receivables, how the risks are analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for such changes in the allowance for credit losses. This amendment also requires disclosure of credit quality indicators, past due information, a roll-forward schedule of the allowance for credit losses, and any modifications to financing receivables. The requirements of Update 2010-20 are effective at the end of a reporting entity’s first annual or quarterly reporting period ending after December 15, 2010 (December 31, 2010 for the Company). The Company will apply the requirements of Update 2010-11 upon its adoption on December 31, 2010 and does not expect it to have a material impact on its financial position, results of operations or related disclosures.

In March 2010, the FASB issued Accounting Standards Update 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives” (“Update 2010-11”). Update 2010-11 provides clarification with regard to the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The requirements of Update 2010-11 are effective at the start of a reporting entity’s first fiscal year beginning after June 15, 2010 (January 1, 2011 for the Company). The Company will apply the requirements of Update 2010-11 upon its adoption on January 1, 2011 and does not expect it to have a material impact on its financial position, results of operations or related disclosures.

NOTE 3 – MARCELLUS SHALE JOINT VENTURE

On April 20, 2010, the Company consummated a joint venture transaction with Reliance Industries Limited, whereby Reliance paid approximately $340.0 million in cash for a 40% undivided interest in approximately 300,000 net acres (120,000 net to Reliance) of core undeveloped Marcellus Shale leasehold acreage. The Company recognized a gain of $288.6 million, net of related transaction costs, within its consolidated statements of operations for the three and six months ended June 30, 2010 for the sale of the 40% undivided ownership interest in the leasehold acreage. In addition to the cash paid at closing, the Company will receive an additional $1,357.5 million in the form of a drilling carry. During the carry period, Reliance will fund 75% of the Company’s respective portion of drilling and completion costs of the wells developed on the joint venture leasehold acreage. As a result of this provision, the Company will effectively fund 15% of the capital costs required to drill each well, while Reliance will fund 85%, until the $1,357.5 million is fully utilized. The Company has five and one-half years to utilize the drilling carry, with a two-year extension possible if certain conditions are met. The Company will serve as the development operator for the joint venture and will act as the sole leasing agent for the joint venture in the area of mutual interest (“AMI”). Reliance will have the option after one year to operate in certain project areas within the AMI, but outside of the Company’s core operating counties in southwestern Pennsylvania. The Company proportionally consolidated its 60% ownership interest in the operating results of the joint venture in its consolidated statements of operations. The Company also proportionally consolidated its ownership interest in the joint venture’s assets, to the extent contributed, and liabilities in its consolidated balance sheets.

Subsequent to the formation of the joint venture, the Company and Reliance agreed, through two separate transactions, to purchase an additional approximate 42,400 undeveloped core Marcellus Shale leasehold acres, which is contained within the joint venture’s AMI, for an average purchase price of $4,532 per acre. One of the transactions was for approximately 17,000 leasehold acres, for which the Company agreed to pay a total purchase price of $85.9 million, of which $43.9 million was paid at closing, with the remaining $41.9 million to be paid following the completion of verification of the seller’s legal title to the properties, but no later than October 21, 2010. Of the $43.9 million paid at closing of the transaction, the Company was reimbursed for $17.6 million by Reliance for its 40% ownership interest. In connection with this transaction, the Company recorded a $41.9 million liability for the second installment of the purchase price and a $16.8 million receivable from Reliance for its 40% portion of the amount on its consolidated balance sheet at June 30, 2010. The second transaction was for approximately 25,400 leasehold acres, for which the Company agreed to pay a total purchase price of $106.0 million at closing, which is expected to be on or prior to September 5, 2010. Pursuant to our joint venture agreement, Reliance is obligated for its 40% portion of the cost of these transactions.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment (in thousands):

	June 30, 2010	December 31, 2009	Estimated Useful Lives in Years
Natural gas and oil properties:
Proved properties:
Leasehold interests	$1,307,480	$1,243,932
Pre-development costs	7,346	6,270
Wells and related equipment	1,080,959	1,017,370

Total proved properties	2,395,785	2,267,572
Unproved properties	60,864	41,816
Support equipment	10,770	8,930

Total natural gas and oil properties	2,467,419	2,318,318
Pipelines, processing and compression facilities	32,697	27,928	15 – 40
Rights of way	147	57	20 – 40
Land, buildings and improvements	8,854	8,768	10 – 40
Other	8,908	7,542	3 – 10

	2,518,025	2,362,613
Less – accumulated depreciation, depletion and amortization	(546,805)	(491,195)

	$1,971,220	$1,871,418

NOTE 5 – OTHER ASSETS

The following is a summary of other assets at the dates indicated (in thousands):

	June 30, 2010	December 31, 2009
Deferred finance and organization costs, net of accumulated amortization of $12,141 and $9,718 at June 30, 2010 and December 31, 2009, respectively	$17,982	$19,743
Other investments	1,985	900
Security deposits	141	263

	$20,108	$20,906

Deferred finance costs are recorded at cost and amortized over the term of the respective debt agreements (see Note 7).

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

A reconciliation of the Company’s liability for well plugging and abandonment costs for the periods indicated is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Asset retirement obligations, beginning of period	$52,608	$49,262	$51,813	$48,136
Liabilities incurred	119	166	161	596
Liabilities settled	(85)	(23)	(91)	(85)
Accretion expense	813	737	1,572	1,495

Asset retirement obligations, end of period	$53,455	$50,142	$53,455	$50,142

The above accretion expense is included in depreciation, depletion and amortization in the Company’s consolidated statements of operations and the asset retirement obligation liabilities are included within other long-term liabilities in the Company’s consolidated balance sheets.

NOTE 7 — DEBT

Total debt consists of the following at the dates indicated (in thousands):

	June 30, 2010	December 31, 2009
Revolving credit facility	$88,000	$184,000
10.75% senior notes – due 2018	405,556	405,922
12.125% senior notes – due 2017	196,703	196,468

Total debt	690,259	786,390
Less current maturities	—	—

Total long-term debt	$690,259	$786,390

Revolving Credit Facility

At June 30, 2010, the Company had a credit facility with a syndicate of banks with a borrowing base of $550.0 million that matures in June 2012. The borrowing base is redetermined semiannually on April 1 and October 1 subject to changes in oil and gas reserves and is automatically reduced by 25% of the stated principal of any senior unsecured notes issued by the Company. In April 2010, in conjunction with a regularly scheduled borrowing base redetermination, the borrowing base under the Company’s revolving credit facility of $550.0 million was approved. Up to $50.0 million of the credit facility may be in the form of standby letters of credit, of which $1.6 million was outstanding at June 30, 2010, which was not reflected as borrowings on the Company’s consolidated balance sheets. The facility is secured by substantially all of the Company’s assets and is guaranteed by each of its subsidiaries. At June 30, 2010 and December 31, 2009, the weighted average interest rate on outstanding borrowings was 3.2% and 2.9%, respectively. The base rate for any day equals the higher of the federal funds rate plus 0.50%, the J.P. Morgan prime rate or the adjusted LIBOR for a month interest period plus 1.0%. Adjusted LIBOR is LIBOR divided by 1.00 less the percentage prescribed by the Federal Reserve Board for determining the reserve requirement for Eurocurrency liabilities. The facility allows the Company to distribute to ATLS (a) amounts equal to ATLS’s income tax liability attributable to the Company’s net income at the highest marginal rate and (b) up to $40.0 million per year and, to the extent that it distributes less than that amount in any year, it may carry over up to $20.0 million for use in the next year.

The events which constitute an event of default for the Company’s credit facility are customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreement, adverse judgments against the Company in excess of a specified amount and a change of control. In addition, the agreement limits sales, leases or transfers of assets and the incurrence of additional indebtedness. The Company was in compliance with these covenants as of June 30, 2010. The credit facility also requires the Company to maintain a ratio of current assets (as defined in the credit facility) to current liabilities (as defined in the credit facility) of not less than 1.0 to 1.0, and a ratio of total debt (as defined in the credit facility) to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”, as defined in the credit facility) of less than or equal to 3.5 to 1.0. Based on the definitions contained in the Company’s credit facility, its ratio of current assets to current liabilities was 2.3 to 1.0 and its ratio of total debt to EBITDA was 2.7 to 1.0 at June 30, 2010.

Senior Notes

At June 30, 2010, the Company had $400.0 million principal amount outstanding of 10.75% senior unsecured notes (“10.75% Senior Notes”) due on February 1, 2018 and $200.0 million principal amount outstanding of 12.125% senior unsecured notes due August 1, 2017 (“12.125% Senior Notes”; collectively, the “Senior Notes”). Interest on the Senior Notes in the aggregate is payable semi-annually in arrears on February 1 and August 1 of each year. The 10.75% Senior Notes, which are shown inclusive of unamortized premium of $5.6 million, are redeemable at any time on or after February 1, 2013, and the 12.125% Senior Notes, which are shown net of unamortized discount of $3.3 million, are redeemable at any time on or after August 1, 2013, at specified redemption prices, together with accrued and unpaid interest to the date of redemption. In addition, before February 1, 2011 for the 10.75% Notes and before August 1, 2012 for the 12.125% Senior Notes, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the proceeds of equity offerings at a stated redemption price. The Senior Notes are also subject to repurchase by the Company at a price equal to 101% of the principal amount of the 10.75% Senior Notes and 12.125% Senior Notes, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if the Company does not reinvest the net proceeds within 360 days. The Senior Notes are junior in right of payment to the Company’s secured debt, including its obligations under its credit facility. The indentures governing the Senior Notes contain covenants, including limitations of the Company’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets. The Company was in compliance with these covenants as of June 30, 2010.

Cash payments for interest related to debt made by the Company were $39.6 million and $30.0 million for the six months ended June 30, 2010 and 2009, respectively.

NOTE 8 — DERIVATIVE INSTRUMENTS

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

Derivatives are recorded on the Company’s consolidated balance sheet as assets or liabilities at fair value. The Company reflected net derivative assets on its consolidated balance sheets of $152.8 million and $113.0 million at June 30, 2010 and December 31, 2009, respectively. Of the $145.5 million of net gain in accumulated other comprehensive income within owner’s equity on the Company’s consolidated balance sheet related to commodity and interest rate derivatives at June 30, 2010, if the fair values of the instruments remain at current market values, the Company will reclassify $60.4 million of gains to the Company’s consolidated statements of operations over the next twelve month period as these contracts expire, consisting of $62.7 million of gains to gas and oil production revenues and $2.3 million of losses to interest expense. Aggregate gains of $85.1 million will be reclassified to the Company’s consolidated statements of operations in later periods as these remaining contracts expire, consisting entirely of gains to gas and oil production revenues. Actual amounts that will be reclassified will vary as a result of future price changes.

The following table summarizes the fair value of the Company’s derivative instruments as of June 30, 2010 and December 31, 2009, as well as the gain or loss recognized in the consolidated statements of operations for effective derivative instruments for the three and six months ended June 30, 2010 and 2009:

Fair Value of Derivative Instruments:

	Asset Derivatives			Liability Derivatives
Derivatives in Cash Flow Hedging Relationships	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		June 30, 2010	December 31, 2009		June 30, 2010	December 31, 2009
		(in thousands)			(in thousands)
Commodity contracts:	Current assets	$85,754	$73,066	Current liabilities	$(1,832)	$(901)
	Long-term assets	110,928	58,930	Long-term liabilities	(39,768)	(14,091)

		196,682	131,996		(41,600)	(14,992)
Interest rate contracts:	Current assets	—	—	Current liabilities	(2,274)	(3,751)
	Long-term assets	—	—	Long-term liabilities	—	(224)

		—	—		(2,274)	(3,975)

Total derivatives		$196,682	$131,996		$(43,874)	$(18,967)

Effects of Derivative Instruments on Consolidated Statements of Operations:

Derivatives in Cash Flow Hedging Relationships	Gain/(Loss) Recognized in OCI on Derivative (Effective Portion) for the Three Months Ended June 30,		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain/(Loss) Reclassified from OCI into Income (Effective Portion) for the Three Months Ended June 30,
	2010	2009		2010	2009
	(in thousands)			(in thousands)
Commodity contracts	$(3,085)	$(22,528)	Gas and oil production	$21,722	$31,564
Interest rate contracts	(81)	(132)	Interest expense	(1,084)	(1,030)

	$(3,166)	$(22,660)		$20,638	$30,534

Derivatives in Cash Flow Hedging Relationships	Gain/(Loss) Recognized in OCI on Derivative (Effective Portion) for the Six Months Ended June 30,		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain/(Loss) Reclassified from OCI into Income (Effective Portion) for the Six Months Ended June 30,
	2010	2009		2010	2009
	(in thousands)			(in thousands)
Commodity contracts	$87,971	$64,286	Gas and oil production	$45,199	$47,082
Interest rate contracts	(538)	(1,005)	Interest expense	(2,165)	(2,032)

	$87,433	$63,281		$43,034	$45,050

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

In January 2010, the Company received approximately $20.1 million in proceeds from the early settlement of natural gas and oil derivative positions for production periods from 2011 through 2013. In conjunction with the early termination of these derivatives, the Company entered into new derivative positions at prevailing prices at the time of the transaction. The net proceeds from the early termination of these derivatives were used to reduce indebtedness under the Company’s revolving credit facility (see Note 7). In May 2009, the Company received approximately $28.5 million in proceeds from the early termination of natural gas and oil derivative positions for production periods from 2011 through 2013. In conjunction with the early termination of these derivatives, the Company entered into new derivative positions at prevailing prices at the time of the transaction. The net proceeds from the early termination of these derivatives were used to reduce indebtedness under the Company’s credit facility (see Note 7). The gain recognized upon the early termination of these derivative positions will continue to be reported in accumulated other comprehensive income and will be reclassified into the Company’s consolidated statements of operations in the same periods in which the hedged production revenues would have been recognized in earnings.

The Company recognized gains of $21.7 million and $31.6 million for the three months ended June 30, 2010 and 2009, respectively, and $45.2 million and $47.1 million for the six months ended June 30, 2010 and 2009, respectively, on settled contracts covering natural gas and oil production. These gains are included within gas and oil production revenue in the Company’s consolidated statements of operations. As the underlying prices and terms in the Company’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three and six months ended June 30, 2010 and 2009 for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

At June 30, 2010, the Company had interest rate derivative contracts with an aggregate notional principal amount of $150.0 million through January 2011. Under the terms of the contracts, the Company will pay a three-year fixed swap interest rate of 3.1%, plus the applicable margin as defined under the terms of its revolving credit facility, and will receive LIBOR, plus the applicable margin, on the notional principal amounts. During the three months ended June 30, 2010, the Company repaid a portion of its outstanding balance under the revolving credit facility, which had a balance of $88.0 million at June 30, 2010. Prior to the repayment of a portion of the outstanding balance under the revolving credit facility, the interest rate derivative contracts were designated as cash flow hedges. As a result of this reduction in the outstanding balance under the credit facility to an amount below the notional amount of the interest rate derivative contract and the uncertainty of whether the forecasted transaction will occur, the Company discontinued hedge accounting for these derivatives. In accordance with prevailing accounting literature, the portion of any gain or loss in other comprehensive income related to forecasted hedge transactions that are no longer expected to occur are to be removed from other comprehensive income and recognized within the Company’s statements of operations. As a result, the Company recognized a gain of $0.1 million within gain (loss) on mark-to-market derivatives on its consolidated statements of operations for the three and six months ended June 30, 2010 for the change in fair value following the discontinuation of hedge accounting.

At June 30, 2010, the Company had the following interest rate and commodity derivatives:

Interest Fixed Rate Swap

Term	Notional Amount	Option Type	Contract Period Ended December 31,	Fair Value Liability
				(in thousands)
January 2008 – January 2011	$150,000,000	Pay 3.1% - Receive LIBOR	2010	$(1,949)
			2011	(325)

				$(2,274)

Natural Gas Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(mmbtu)(1)	(per mmbtu) (1)	(in thousands) (2)
2010	20,140,000	$ 7.387	$ 51,562
2011	26,480,000	$ 6.591	32,932
2012	20,852,300	$ 6.797	22,821
2013	13,211,500	$ 6.822	11,873

			$ 119,188

Natural Gas Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/(Liability)
		(mmbtu)(1)	(per mmbtu) (1)	(in thousands) (2)
2010	Puts purchased	2,400,000	$ 6.721	$ 5,177
2010	Calls sold	2,400,000	$ 7.909	(203)
2011	Puts purchased	13,380,000	$ 6.147	18,461
2011	Calls sold	13,380,000	$ 7.236	(4,391)
2012	Puts purchased	12,240,000	$ 6.052	18,333
2012	Calls sold	12,240,000	$ 7.160	(10,132)
2013	Puts purchased	14,880,000	$ 6.094	25,542
2013	Calls sold	14,880,000	$ 7.245	(17,689)
2014	Puts purchased	5,040,000	$ 5.850	8,427
2014	Calls sold	5,040,000	$ 6.950	(7,953)

				$ 35,572

Crude Oil Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset/(Liability)
	(Bbl) (1)	(per Bbl) (1)	(in thousands) (3)
2010	26,700	$ 97.122	$ 551
2011	42,600	$ 77.460	(82)
2012	33,500	$ 76.855	(139)
2013	10,000	$ 77.360	(44)

			$ 286

Crude Oil Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/(Liability)
		(Bbl) (1)	(per Bbl) (1)	(in thousands) (3)
2010	Puts purchased	17,000	$ 85.000	$ 169
2010	Calls sold	17,000	$ 112.349	(1)
2011	Puts purchased	27,000	$ 67.223	152
2011	Calls sold	27,000	$ 89.436	(201)
2012	Puts purchased	21,500	$ 65.506	156
2012	Calls sold	21,500	$ 91.448	(220)
2013	Puts purchased	6,000	$ 65.358	51
2013	Calls sold	6,000	$ 93.442	(70)

				$ 36

			Total Company net asset	$ 152,808

(1)	“Mmbtu” represents million British Thermal Units; “Bbl” represents barrels.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.
(3)	Fair value based on forward WTI crude oil prices, as applicable.

The Company’s commodity price risk management includes estimated future natural gas and crude oil production of the Partnerships. Therefore, a portion of any unrealized derivative gain or loss is allocable to the limited partners of the Partnerships based on their share of estimated gas and oil production related to the derivatives not yet settled. At June 30, 2010 and December 31, 2009, net unrealized derivative assets of $57.2 million and $41.7 million, respectively, are payable to the limited partners in the Partnerships and are included in the consolidated balance sheets as follows (in thousands):

	June 30, 2010	December 31, 2009
Accounts receivable	$450	$270
Long-term derivative receivable from Partnerships	11,273	2,841
Current portion of derivative payable to Partnerships	(28,610)	(22,382)
Long-term portion of derivative payable to Partnerships	(40,362)	(22,380)

	$(57,249)	$(41,651)

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company uses a fair value methodology to value the assets and liabilities for its derivative contracts (see Note 8). The Company’s commodity derivative contracts are valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 fair value measurements. The Company’s interest rate derivative contracts are valued using a LIBOR rate-based forward price curve model and are therefore defined as Level 2 fair value measurements. Information for assets and liabilities measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2010
Commodity-based derivatives	—	155,082	—	155,082
Interest rate derivatives	—	(2,274)	—	(2,274)

Total	$—	$152,808	$—	$152,808

December 31, 2009
Commodity-based derivatives	—	117,003	—	117,003
Interest rate derivatives	—	(3,974)	—	(3,974)

Total	$—	$113,029	$—	$113,029

Other Financial Instruments

The estimated fair value of the Company’s other financial instruments has been determined based upon its assessment of available market information and valuation methodologies. However, these estimates may not necessarily be indicative of the amounts that the Company could realize upon the sale or refinancing of such financial instruments.

The Company’s other current assets and liabilities on its consolidated balance sheets are financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature. The estimated fair values of the Company’s debt at June 30, 2010 and December 31, 2009, which consists principally of its Senior Notes and borrowings under its credit facility, were $738.0 million and $853.0 million, respectively, compared with the carrying amounts of $690.3 million and $786.4 million, respectively. The Senior Notes were valued based upon recent trading activity. The carrying value of outstanding borrowings under the credit facility, which bear interest at a variable interest rate, approximates their estimated fair value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company estimates the fair value of asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements; the credit-adjusted risk-free rate of the Company; and estimated inflation rates (see Note 6). Information for assets that are measured at fair value on a nonrecurring basis for the three and six months ended June 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended June 30,
	2010		2009
	Level 3	Total	Level 3	Total
Asset retirement obligations	$119	$119	$166	$166

Total	$119	$119	$166	$166

	Six Months Ended June 30,
	2010		2009
	Level 3	Total	Level 3	Total
Asset retirement obligations	$161	$161	$596	$596

Total	$161	$161	$596	$596

NOTE 10 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

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

Relationship with the Company’s Sponsored Investment Partnerships. The Company conducts certain activities through, and a portion of its revenues are attributable to, the Partnerships. The Company serves as general partner and operator of the Partnerships and assumes customary rights and obligations for the Partnerships. As the general partner, the Company is liable for the Partnerships’ liabilities and can be liable to limited partners if it breaches its responsibilities with respect to the operations of the Partnerships. The Company is entitled to receive management fees, reimbursement for administrative costs incurred, and to share in the Partnerships’ revenue, and costs and expenses according to the respective partnership agreements.

Relationship with Laurel Mountain. On May 31, 2009, the Company completed the sale of two natural gas processing plants and associated pipelines located in southwestern Pennsylvania for cash of $10.0 million to Laurel Mountain Midstream, LLC (“Laurel Mountain”), a newly-formed joint venture between the Company’s affiliate, Atlas Pipeline Partners, L.P. (NYSE: APL) (“APL”), and The Williams Companies, Inc. (NYSE: WMB). (“Williams”). Upon contribution of its Appalachia Basin natural gas gathering system to Laurel Mountain, APL received $87.8 million in cash, a preferred equity right to proceeds under a $25.5 million note issued to Laurel Mountain by Williams and a 49.0% ownership interest in Laurel Mountain. APL is a subsidiary of the Company’s parent company, ATLS. Laurel Mountain owns and operates all of APL’s previously owned northern Appalachian assets, excluding its northern Tennessee operations, of which the Company will be the largest customer. The Company recorded a loss on the sale the two natural gas processing plants and associated pipelines of $6.5 million during the year ended December 31, 2009. The Company used the net proceeds from the sale to repay outstanding borrowings under its revolving credit facility.

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

Relationship with Crown Drilling of Pennsylvania, LLC. Since 2007, the Company has had an equity interest in Crown Drilling of Pennsylvania, LLC (“Crown”), a company that performs the drilling activities for certain of the Company’s investment partnerships. In addition to its equity ownership, the Company guarantees 50% of the outstanding balances of Crown’s credit agreement. As of June 30, 2010, the Company’s guarantee was limited to $10.1 million.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

General Commitments

The Company is the managing general partner of the Partnerships, and has agreed to indemnify each investor partner from any liability that exceeds such partner’s share of Partnership assets. Subject to certain conditions, investor partners in certain Partnerships have the right to present their interests for purchase by the Company, as managing general partner. The Company is not obligated to purchase more than 5% to 10% of the units in any calendar year. Based on past experience, the management of the Company believes that any liability incurred would not be material. The Company may be required to subordinate a part of its net partnership revenues from the Partnerships to the benefit of the investor partners for an amount equal to at least 10% of their subscriptions, determined on a cumulative basis, in accordance with the terms of the partnership agreements. For the three months ended June 30, 2010 and 2009, $1.9 million and $0.9 million, respectively, of the Company’s revenues, net of corresponding production costs, were subordinated, which reduced its cash distributions received from the investment partnerships. For the six months ended June 30, 2010 and 2009, $5.2 million and $0.9 million, respectively, of net revenues were subordinated.

The Company is party to employment agreements with certain executives that provide compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

As of June 30, 2010, the Company is committed to expend approximately $51.3 million on drilling and completion expenditures.

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

In October 2009, the Company filed a motion to dismiss the Consolidated Complaint. Subsequently, in December 2009, plaintiffs filed an Amended Complaint (the “Amended Complaint”). Pursuant to the Delaware Chancery Court’s January 2010 Scheduling Stipulation and Order, Defendants filed their opening brief in support of their motion to dismiss on February 18, 2010 and plaintiffs filed their brief in opposition on May 3, 2010. Defendants filed a reply brief on June 11, 2010 and oral argument was held on the motion on July 20, 2010. The Court has not yet ruled on the motion.

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

In June 2008, the Company’s wholly-owned subsidiary, Atlas America, LLC, was named as a co-defendant in the matter captioned CNX Gas Company, LLC (“CNX”) v. Miller Petroleum, Inc. (“Miller”), et al. (Chancery Court, Campbell County, Tennessee). In its complaint, CNX alleged that Miller breached a contract to assign to CNX certain leasehold rights (“Leases”) representing approximately 30,000 acres in Campbell County, Tennessee and that Atlas America, LLC and another defendant, Wind City Oil & Gas, LLC, interfered with the closing of this assignment on June 6, 2008. The Company purchased the Leases from Miller for approximately $19.1 million. On December 15, 2008, the Chancery Court dismissed the matter in its entirety, holding that there had been no breach of the contract by Miller and, therefore, that Atlas America, LLC could not have tortuously interfered with the contract. The Chancery Court dismissed all claims against Atlas America, LLC; however, CNX has appealed the decision. On May 18, 2010, the appeal was argued before the Tennessee Court of Appeals. The parties are awaiting the court’s decision.

The Company is a party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 12 – BENEFIT PLANS

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

Restricted Unit and Phantom Units. The fair value of the grants under the Assumed LTIP was based on the closing unit price on the grant date, and was charged to operations over the requisite service periods using the straight-line method. The following table summarizes the pre-Merger unconverted restricted unit and phantom unit activity for the period from January 1, 2009 to June 30, 2009:

	Number of Units(1)	Weighted Average Grant Date Fair Value(1)
Non-vested units outstanding at January 1, 2009	768,829	$23.86
Granted	23,523	$14.50
Vested(2)	(13,073)	$21.70

Forfeited	(8,000)	$20.78

Non-vested units outstanding at June 30, 2009	771,279	$23.65

Non-cash compensation expense recognized (in thousands)	$2,323

(1)	The shares and fair values for the three months ended June 30, 2009 (pre-Merger shares) have not been adjusted to reflect the post-Merger conversion of 1.0 Company common unit to 1.16 ATLS common shares.
(2)	The intrinsic value for vested shares for the three and six months ended June 30, 2009 was $0.2 million.

Unit Options. Option awards under the Assumed LTIP expire 10 years from the date of grant and were granted with an exercise price equal to the market price of the Company’s stock at the date of grant. For the period from January 1, 2009 to June 30, 2009, the following table summarizes the unconverted number of the Company’s Class B member units prior to the Merger on September 29, 2009 and weighted average exercise price. The following table sets forth the LTIP option activity for the period indicated:

	Number of Units	Weighted Average Exercise Price
Outstanding at January 1, 2009	1,902,902	$24.17
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(7,500)	$23.06

Outstanding at June 30, 2009	1,895,402	$24.18

Non-cash compensation expense recognized (in thousands)	$660

The Company recognized $1.5 million and $3.0 million in compensation expense related to the restricted stock units, phantom units and unit options for the three months and six months ended June 30, 2009, respectively. The Company paid $0.4 million with respect to distribution equivalent rights (“DER”) for six months ended June 30, 2009. No payment was made with respect to its LTIP DERs for the three months ended June 30, 2009. This amount was recorded as a reduction of members’ equity on the Company’s consolidated balance sheet during the respective period. At June 30, 2010, the Company had no unrecognized compensation expense related to the unvested portion of the restricted shares, phantom shares and stock options.

NOTE 13 — OPERATING SEGMENT INFORMATION

The Company’s operations include three reportable operating segments. These operating segments reflect the way the Company manages its operations and makes business decisions. Operating segment data for the periods indicated are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gas and oil production
Revenues	$69,188	$69,979	$133,097	$141,922
Costs and expenses	(13,096)	(12,711)	(25,380)	(27,292)
Depreciation, depletion and amortization expense	(29,170)	(26,116)	(54,427)	(53,125)

Segment income	$26,922	$31,152	$53,290	$61,505

Well construction and completion
Revenues	$43,295	$63,367	$115,937	$175,735
Costs and expenses	(36,682)	(53,701)	(98,243)	(149,098)

Segment income	$6,613	$9,666	$17,694	$26,637

Other partnership management (1)
Revenues	$14,248	$12,837	$26,277	$26,585

Costs and expenses	(9,902)	(8,605)	(20,151)	(15,522)
Depreciation, depletion and amortization expense	(1,297)	(1,159)	(2,548)	(2,178)

Segment income	$3,049	$3,073	$3,578	$8,885

Reconciliation of segment income to net income
Segment income
Gas and oil production	$26,922	$31,152	$53,290	$61,505
Well construction and completion	6,613	9,666	17,694	26,637
Other partnership management	3,049	3,073	3,578	8,885

Total segment income	36,584	43,891	74,562	97,027
General and administrative expenses	(12,748)	(12,268)	(27,062)	(26,817)
Gain (loss) on asset sales	288,641	(4,250)	285,699	(4,250)
Interest expense(2)	(16,987)	(15,124)	(35,019)	(28,108)

Net income	$295,490	$12,249	$298,180	$37,852

Capital expenditures
Gas and oil production	$87,715	$30,768	$152,927	$80,386
Well construction and completion	—	—	—	—
Other partnership management	2,104	8,180	6,736	15,607
Corporate	443	258	598	420

Total capital expenditures	$90,262	$39,206	$160,261	$96,413

	June 30, 2010	December 31, 2009
Balance sheet
Goodwill:
Gas and oil production	$21,527	$21,527
Well construction and completion	6,389	6,389
Other partnership management	7,250	7,250

	$35,166	$35,166

Total assets:
Gas and oil production	$2,262,583	$2,115,867
Well construction and completion	12,251	12,054
Other partnership management	48,923	44,311
Corporate	143,693	36,521

	$2,467,450	$2,208,753

(1)	Includes revenues and expenses from well services, transportation and administration and oversight that do not meet the quantitative threshold for reporting segment information.
(2)	The Company notes that interest expense and general and administrative expenses have not been allocated to its reportable segments as it would be impracticable to reasonably do so for the periods presented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following table presents the number of wells we drilled, both gross and for our interest, and the number of gross wells we turned in line during the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Gross wells drilled:
Appalachia:
Partnerships	—	21	10	98
Marcellus Shale joint venture	11	—	11	—
Our direct interest	—	—	—	2

	11	21	21	100

Michigan/Indiana:
Partnerships	27	10	27	36
Our direct interest	—	3	—	3

	27	13	27	39

Gross wells drilled	38	34	48	139

Our share of gross wells drilled(1):
Appalachia:
Partnerships	—	5	2	22
Marcellus Shale joint venture	6	—	6	—
Our direct interest	—	—	—	1

	6	5	8	23

Michigan/Indiana:
Partnerships	7	3	7	8
Our direct interest	—	1	—	1

	7	4	7	9

Our share of gross wells drilled	13	9	15	32

Gross wells turned in line:
Appalachia:
Partnerships	32	82	67	214
Marcellus Shale joint venture	—	—	—	—
Our direct interest	6	1	10	2

	38	83	77	216

Michigan/Indiana:
Partnerships	13	14	31	29
Our direct interest	3	5	3	12

	16	19	34	41

Gross wells turned in line	54	102	111	257

(1)

Includes (i) our percentage interest in the wells in which we have a direct ownership interest and (ii) our percentage interest in the wells based on our percentage interest in our investment partnerships.

Production Volumes. The following table presents our total net gas and oil production volumes and production per day during the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010		2009	2010		2009
Production:(1)(2)
Appalachia:(3)
Natural gas (MMcf)	4,522		3,710	8,124		7,302
Oil (000’s Bbls)	79	(4)	43	157	(4)	78

Total (MMcfe)	4,994		3,968	9,065		7,772

Michigan/Indiana:
Natural gas (MMcf)	4,987		5,283	9,894		10,526
Oil (000’s Bbls)	3	(4)	1	6	(4)	2

Total (MMcfe)	5,003		5,290	9,928		10,536

Total:
Natural gas (MMcf)	9,509		8,993	18,018		17,828
Oil (000’s Bbls)	82	(4)	44	163	(4)	80

Total (MMcfe)	9,997		9,257	18,993		18,307

Production per day: (1)(2)
Appalachia:(3)
Natural gas (Mcfd)	49,689		40,770	44,886		40,341
Oil (Bpd)	864	(4)	472	866	(4)	433

Total (Mcfed)	54,876		43,603	50,084		42,939

Michigan/Indiana:
Natural gas (Mcfd)	54,806		58,058	54,662		58,154
Oil (Bpd)	29	(4)	11	32	(4)	9

Total (Mcfed)	54,982		58,127	54,851		58,207

Total:
Natural gas (Mcfd)	104,495		98,828	99,547		98,495
Oil (bpd)	894	(4)	484	898	(4)	442

Total (Mcfed)	109,858		101,730	104,935		101,146

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

(3)	Appalachia includes our production located in Pennsylvania, Ohio, New York, West Virginia and Tennessee.
(4)	Includes NGL production volume for the three and six months ended June 30, 2010.

Production Revenues, Prices and Costs. Our production revenues and estimated gas and oil reserves are substantially dependent on prevailing market prices for natural gas, which comprised 99% of our proved reserves on an energy equivalent basis at December 31, 2009. The following table presents our production revenues and average sales prices for our natural gas and oil production for the three and six months ended June 30, 2010 and 2009, along with our average production costs, taxes, and transmission and compression costs in each of the reported periods:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010		2009	2010		2009
Production revenues (in thousands):
Appalachia:(1)
Natural gas revenue	$26,178		$29,527	$48,601		$57,071
Oil revenue	4,640	(6)	3,029	8,910	(6)	5,079

Total revenues	$30,818		$32,556	$57,511		$62,150

Michigan/Indiana:
Natural gas revenue	$38,284		$37,370	$75,403		$79,700
Oil revenue	86	(6)	53	183	(6)	72

Total revenues	$38,370		$37,423	$75,586		$79,772

Total:
Natural gas revenue	$64,462		$66,897	$124,004		$136,771
Oil revenue	4,726	(6)	3,082	9,093	(6)	5,151

Total revenues	$69,188		$69,979	$133,097		$141,922

Average sales price:(2)
Natural gas (per Mcf):
Total realized price, after hedge(3) (4)	$7.09		$7.64	$7.34		$7.86
Total realized price, before hedge(3) (4)	$4.32		$3.65	$4.96		$4.42
Oil (per Bbl):
Total realized price, after hedge	$78.20		$70.01	$75.12		$64.41
Total realized price, before hedge	$71.72		$54.06	$69.67		$46.63

Production costs (per Mcfe):(2)
Appalachia:(1)
Lease operating expenses(5)	$0.93		$1.08	$0.96		$1.06
Production taxes	0.02		0.02	0.03		0.03
Transportation and compression	0.61		0.73	0.68		0.80

	$1.55		$1.84	$1.66		$1.89

Michigan/Indiana:
Lease operating expenses	$0.82		$0.62	$0.79		$0.71
Production taxes	0.26		0.23	0.30		0.27
Transportation and compression	0.23		0.25	0.23		0.25

	$1.31		$1.10	$1.32		$1.23

Total:
Lease operating expenses(5)	$0.87		$0.82	$0.87		$0.86
Production taxes	0.14		0.14	0.17		0.17
Transportation and compression	0.42		0.45	0.45		0.48

	$1.43		$1.42	$1.49		$1.51

(1)	Appalachia includes our operations located in Pennsylvania, Ohio, New York, West Virginia and Tennessee.
(2)	“Mcf” represents thousand cubic feet; “Mcfe” represents thousand cubic feet equivalents; and “Bbl” represents barrels.
(3)

Excludes the impact of certain allocations of production revenue to investor partners within our investment partnerships for the three and six months ended June 30, 2010 and 2009. Including the effect of these allocations, the average realized gas sales price were $6.76 per Mcf ($3.99 per Mcf before the effects of financial hedging) and $7.49 per Mcf ($3.50 per Mcf before the effects of financial hedging) for the three months ended June 30, 2010 and 2009, respectively, and $6.89 per Mcf ($4.51 per Mcf before the effects of financial hedging) and $7.79 per Mcf ($4.35 per mcf before the effects of financial hedging) for the six months ended June 30, 2010 and 2009, respectively.

(4)

Includes adjustments of $(0.1) million and $0.5 million for the three months ended June 30, 2010 and 2009, respectively, and $0.2 million and $2.1 million for the six months ended June 30, 2010 and 2009, respectively, related to cash proceeds received and payments made in June 2007 from the settlement of ineffective derivatives associated with the acquisition of the Company’s Michigan operations.

(5)

Excludes the effects of our proportionate share of lease operating expenses associated with certain allocations of production revenue to investor partners within our investment partnerships. Including the effects of these costs, Appalachia lease operating expenses per Mcfe were $0.68 per Mcfe ($1.31 per Mcfe for total production costs) and $0.98 per Mcfe ($1.74 per Mcfe for total production costs) for the three months ended June 30, 2010 and 2009, respectively, and $0.64 per Mcfe ($1.35 per Mcfe for total production costs) and $1.01 per Mcfe ($1.84 per Mcfe for total production costs) for the six months ended June 30, 2010 and 2009, respectively. Including the effects of these costs, total lease operating expenses per Mcfe were $0.75 per Mcfe ($1.31 per Mcfe for total production costs) and $0.78 per Mcfe ($1.37 per Mcfe for total production costs) for the three months ended June 30, 2010 and 2009, respectively, and $0.72 per Mcfe ($1.34 per Mcfe for total production costs) and $0.84 per Mcfe ($1.49 per Mcfe for total production costs) for the six months ended June 30, 2010 and 2009, respectively.

(6)	Includes NGL production revenue for the three and six months ended June 30, 2010.

Three Months Ended June 30, 2010 Compared with the Three Months Ended June 30, 2009. Total natural gas revenues were $64.5 million for the three months ended June 30, 2010, a decrease of $2.4 million from $66.9 million for the three months ended June 30, 2009. This decrease consisted of a $4.2 million decrease attributable to lower realized natural gas prices and a $1.8 million increase in gas revenues allocated to the investor partners within our investment partnerships for the three months ended June 30, 2010 compared with the prior year period, partially offset by a $3.7 million increase attributable to higher natural gas production volumes. Total oil revenues were $4.7 million for the three months ended June 30, 2010, an increase of $1.6 million from $3.1 million for the comparable prior year period. This increase resulted primarily from a $1.7 million increase from the sale of natural gas liquids and a $0.3 million increase associated with higher average realized oil prices, partially offset by a $0.4 million decrease associated with lower oil production volumes.

Appalachia production costs were $6.6 million for the three months ended June 30, 2010, a decrease of $0.3 million from $6.9 million for the three months ended June 30, 2009. This decrease was principally due to a $0.8 million increase associated with our proportionate share of lease operating expenses associated with our revenue that was allocated to the investor partners within our investment partnerships. Michigan/Indiana production costs were $6.5 million for the three months ended June 30, 2010, an increase of $0.7 million from $5.8 million for the comparable prior year period. This increase was primarily attributable to a $0.2 million increase in compression station expenses, a $0.2 million increase in gas treating expenses and a $0.1 million increase for production-related taxes.

Six Months Ended June 30, 2010 Compared with the Six Months Ended June 30, 2009. Total natural gas revenues were $124.0 million for the six months ended June 30, 2010, a decrease of $12.8 million from $136.8 million for the six months ended June 30, 2009. This decrease consisted of a $7.4 million decrease attributable to lower realized natural gas prices and a $6.8 million increase in gas revenues allocated to the investor partners within our investment partnerships for the six months ended June 30, 2010 compared with the prior year period, partially offset by a $1.4 million increase attributable to higher natural gas production volumes. Total oil revenues were $9.1 million for the six months ended June 30, 2010, an increase of $3.9 million from $5.2 million for the comparable prior year period. This increase resulted primarily from a $3.3 million increase from the sale of natural gas liquids and a $0.9 million increase associated with higher average realized oil prices, partially offset by a $0.2 million decrease associated with lower oil production volumes.

Appalachia production costs were $12.3 million for the six months ended June 30, 2010, a decrease of $2.0 million from $14.3 million for the six months ended June 30, 2009. This decrease was principally due to a $2.4 million increase associated with our proportionate share of lease operating expenses associated with our revenue that was allocated to the investor partners within our investment partnerships. Michigan/Indiana production costs were $13.1 million for the six months ended June 30, 2010, an increase of $0.1 million from $13.0 million for the comparable prior year period.

PARTNERSHIP MANAGEMENT

Well Construction and Completion

Drilling Program Results. The number of wells we drill will vary depending on the amount of money we raise through our investment partnerships, the cost of each well, the depth or type of each well, the estimated recoverable reserves attributable to each well and accessibility to the well site. The following table presents the amounts of drilling partnership investor capital raised and deployed (in thousands), as well as the number of gross and net development wells we drilled for our investment partnerships during the three and six months ended June 30, 2010 and 2009. We drilled one exploratory well during the three and six months ended June 30, 2010. There were no exploratory wells drilled during the three and six months ended June 30, 2009:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Drilling partnership investor capital:
Raised	$29,417	$122,000	$29,417	$122,000
Deployed	$43,295	$63,367	$115,937	$175,735

Gross partnership wells drilled:
Appalachia	—	21	10	98
Michigan/Indiana	27	10	27	36

Total	27	31	37	134

Net partnership wells drilled:
Appalachia	—	20	10	85
Michigan/Indiana	23	9	23	32

Total	23	29	33	117

Well construction and completion revenues and costs and expenses incurred represent the billings and costs associated with the completion of wells for investment partnerships we sponsor. The following table sets forth information relating to these revenues and the related costs and number of net wells drilled during the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Average construction and completion:
Revenue per well	$2,062	$2,263	$2,108	$1,302
Cost per well	1,747	1,918	1,786	1,105

Gross profit per well	$315	$345	$322	$197

Gross profit margin	$6,613	$9,666	$17,694	$26,637

Partnership net wells associated with revenue recognized(1):
Marcellus Shale	7	18	27	42
Chattanooga Shale	2	1	8	6
Michigan/Indiana	12	5	20	29
Other – shallow	—	4	—	58

	21	28	55	135

(1)	Consists of Partnership net wells for which well construction and completion revenue was recognized on a percentage of completion basis.

Three Months Ended June 30, 2010 Compared with the Three Months Ended June 30, 2009. Well construction and completion segment margin was $6.6 million for the three months ended June 30, 2010, a decrease of $3.1 million from $9.7 million for the three months ended June 30, 2009. This decrease was due to a $2.2 million decrease associated with a decline in the number of wells recognized for revenue within the investment partnerships and a $0.9 million decrease associated with lower gross profit per well. Since our drilling contracts with the investment partnerships are on a “cost-plus” basis (typically cost-plus 18%), an increase in our average cost per well also results in a proportionate increase in our average revenue per well, which directly affects the number of wells we drill. Average cost and revenue per well have decreased due to a shift to drilling Marcellus wells for the Company’s own account or within its joint venture during the second quarter 2010 compared with drilling such wells within the investor partnerships during the second quarter 2009.

Our consolidated balance sheet at June 30, 2010 includes $36.0 million of “liabilities associated with drilling contracts” for funds raised by our investment partnerships that have not been applied to the completion of wells due to the timing of drilling operations, and thus had not been recognized as well construction and completion revenue on our consolidated statements of operations. We expect to recognize this amount as revenue during the third quarter of 2010.

Six Months Ended June 30, 2010 Compared with the Six Months Ended June 30, 2009. Well construction and completion segment margin was $17.7 million for the six months ended June 30, 2010, a decrease of $8.9 million from $26.6 million for the six months ended June 30, 2009. This decrease was due primarily to a $25.7 million decrease associated with a decline in the number of wells recognized for revenue within the investment partnerships, partially offset by a $16.8 million increase due to increased gross profit per well. Average cost and revenue per well have increased due to a shift, principally during the first quarter 2010, from drilling less expensive shallow wells to more expensive deep or horizontal shale wells in both Appalachia and Michigan/Indiana during the six months ended June 30, 2010 in comparison to the comparable prior year period.

Administration and Oversight

Administration and oversight fee revenues represents supervision and administrative fees earned for the drilling and subsequent ongoing management of wells for our investment partnerships.

Three Months Ended June 30, 2010 Compared with the Three Months Ended June 30, 2009. Administration and oversight fee revenues were $1.9 million for the three months ended June 30, 2010, a decrease of $0.7 million from $2.6 million for the three months ended June 30, 2009. This decrease was primarily due to fewer wells drilled during the current year period in comparison to the prior year period.

Six Months Ended June 30, 2010 Compared with the Six Months Ended June 30, 2009. Administration and oversight fee revenues were $3.9 million for the six months ended June 30, 2010, a decrease of $2.6 million from $6.5 million for the six months ended June 30, 2009. This decrease was primarily due to fewer wells drilled during the current year period in comparison to the prior year comparable period, partially offset by an increase in the number of Marcellus Shale horizontal wells drilled, for which we earn higher fees for our partnership management activities in comparison to conventional wells.

Well Services

Well service revenue and expenses represent the monthly operating fees we charge and the work our service company performs for our investment partnership wells during the drilling and completing phase as well as ongoing maintenance of these wells and other wells in which we serve as operator.

Three Months Ended June 30, 2010 Compared with the Three Months Ended June 30, 2009. Well services revenues were $5.7 million for the three months ended June 30, 2010, an increase of $0.9 million from $4.8 million for the three months ended June 30, 2009. Well services expenses were $2.7 million for three months ended June 30, 2010, an increase of $0.6 million from $2.1 million for the three months ended June 30, 2009. These increases were primarily attributable to an increase in the number of producing wells.

Six Months Ended June 30, 2010 Compared with the Six Months Ended June 30, 2009. Well services revenues were $11.1 million for the six months ended June 30, 2010, an increase of $1.2 million from $9.9 million for the six months ended June 30, 2009. Well services expenses were $5.3 million for six months ended June 30, 2010, an increase of $0.8 million from $4.5 million for the six months ended June 30, 2009. These increases were primarily attributable to an increase in the number of producing wells.

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

For the three months ended June 30, 2010 and 2009, we received $5.8 million and $5.4 million, respectively, in gathering fees collected from our investment partnerships and were obligated to remit $7.2 million and $6.5 million, respectively, in gathering expense. For the six months ended June 30, 2010 and 2009, we received $10.2 million and $10.1 million, respectively, in gathering fees collected from our investment partnerships and were obligated to remit $14.9 million and $11.0 million, respectively, in gathering expense. The increase in net gathering expense between periods was principally due to lower investment partnership volumes, a decrease in natural gas prices and an increase in our equity natural gas volumes due to an increase in the number of wells drilled for our own account.

OTHER COSTS AND EXPENSES

General and Administrative

Total general and administrative expenses, including amounts reimbursed to affiliates, increased to $12.7 million for the three months ended June 30, 2010 compared with $12.3 million for the three months ended June 30, 2009 due principally to an increase in wages and other corporate activities related to the increase in drilling activities in our Marcellus Shale acreage.

Total general and administrative expenses, including amounts reimbursed to affiliates, increased to $27.1 million for the six months ended June 30, 2010 compared with $26.8 million for the six months ended June 30, 2009 due principally to an increase in wages and other corporate activities related to the increase in drilling activities in our Marcellus Shale acreage.

Depreciation, Depletion and Amortization

Total depreciation, depletion and amortization increased to $30.5 million for the three months ended June 30, 2010 compared with $27.3 million for the comparable prior year period, due primarily to a $3.1 million increase in our depletion expense. Total depreciation, depletion and amortization increased to $57.0 million for the six months ended June 30, 2010 compared with $55.3 million for the comparable prior year period, due primarily to a $1.3 million increase in our depletion expense.

The following table presents our depletion expense per Mcfe for our Appalachia and Michigan/Indiana regions for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Depletion expense (in thousands):
Appalachia	$14,319	$12,159	$24,829	$25,261
Michigan/Indiana	14,851	13,956	29,598	27,864

Total	$29,170	$26,115	$54,427	$53,125

Depletion expense as a percentage of gas and oil production revenue	42%	37%	41%	37%

Depletion per Mcfe:
Appalachia	$2.87	$3.06	$2.74	$3.25
Michigan/Indiana	$2.97	$2.64	$2.98	$2.64
Total	$2.92	$2.82	$2.87	$2.90

Depletion expense varies from period to period and is directly affected by changes in our oil and gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our oil and gas properties. For the three months ended June 30, 2010, depletion expense increased $3.1 million to $29.2 million for the compared with $26.1 million for the three months ended June 30, 2009. Our depletion expense of oil and gas properties as a percentage of oil and gas revenues was 42% for the three months ended June 30, 2010, compared with 37% for the three months ended June 30, 2009. Depletion expense per Mcfe was $2.92 for the three months ended June 30, 2010, an increase of $0.10 per Mcfe from $2.82 for the three months ended June 30, 2009. Depletion expense increased between periods principally due an overall increase in production volumes, partially offset by a $156.4 million write-down of our Upper Devonian field during the three months ended December 31, 2009.

For the six months ended June 30, 2010, depletion expense increased $1.3 million to $54.4 million for the three months ended June 30, 2010 compared with $53.1 million for the six months ended June 30, 2009. Our depletion expense of oil and gas properties as a percentage of oil and gas revenues was 41% for the six months ended June 30, 2010, compared with 37% for the six months ended June 30, 2009. Depletion expense per Mcfe was $2.87 for the six months ended June 30, 2010, a decrease of $0.03 per Mcfe from $2.90 for the six months ended June 30, 2009. Depletion expense increased between periods principally due an overall increase in production volumes, partially offset by a $156.4 million write-down of our Upper Devonian field during the three months ended December 31, 2009.

Gain (loss) on Asset Sales

Gain on asset sales, net of related transaction costs, of $288.6 million and $285.7 million for the three and six months ended June 30, 2010, respectively, principally represents the gain recognized on the sale of acreage to Reliance Industries Limited in connection with the formation of our undivided Marcellus Shale joint venture, partially offset by the loss recognized on our sale of a processing plant outside of our core operating area during the first quarter 2010. Loss on asset sales of $4.3 million for both the three and six months ended June 30, 2009 represents the loss associated with the contribution of certain natural gas gathering and processing assets to the Laurel Mountain joint venture.

Interest Expense

Total interest expense increased to $17.0 million for the three months ended June 30, 2010 as compared with $15.1 million for the three months ended June 30, 2009. This $1.9 million increase was principally attributable to a $6.1 million increase associated with the issuance of $200.0 million of 12.125% senior unsecured notes in July 2009, partially offset by a $2.9 million decrease associated with lower average borrowings under our credit facility and a $2.1 million favorable movement in capitalized interest. The $2.9 million decrease associated with our credit facility was primarily due to the repayment of amounts outstanding subsequent to the formation of our Marcellus Shale joint venture.

Total interest expense increased to $35.0 million for the six months ended June 30, 2010 as compared with $28.1 million for the six months ended June 30, 2009. This $6.9 million increase was principally attributable to a $12.4 million increase associated with the issuance of $200.0 million of 12.125% senior unsecured notes in July 2009, partially offset by a $3.9 million decrease associated with lower average borrowings under our credit facility and a $3.0 million favorable movement in capitalized interest. The $3.9 million decrease associated with our credit facility was primarily due to the repayment of amounts outstanding subsequent to the formation of our Marcellus Shale joint venture.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are cash generated from operations, funding provided by the drilling carry associated with our Marcellus joint venture for a portion of our capital expenditures, capital raised through investment partnerships and borrowings under our credit facility. Our primary cash requirements, in addition to normal operating expenses, are for debt service and capital expenditures. In general, we expect to fund:

•

capital expenditures and working capital deficits through cash generated from operations, cash provided by our joint venture drilling carry, additional borrowings and capital raised through investment partnerships; and

•	debt principal payments through additional borrowings as they become due.

Recent instability in the financial markets, as a result of recession or otherwise, has increased the cost of capital while the availability of funds has diminished significantly. This may affect our ability to raise capital and reduce the amount of cash available to fund our operations. We rely on cash flow from operations, our joint venture drilling carry and our credit facility to execute our growth strategy and to meet our financial commitments and other short-term liquidity needs. We cannot be certain that additional capital will be available to us to the extent required and on acceptable terms. We believe that we will have sufficient liquid assets, cash from operations, our joint venture drilling carry and borrowing capacity to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures for at least the next twelve month period. However, we are subject to business, operational and other risks that could adversely affect our cash flow. We may supplement our cash generation with proceeds from financing activities, including borrowings under our credit facility and other borrowings, the sale of assets and other transactions.

Revolving Credit Facility

At June 30, 2010, we had a credit facility with a syndicate of banks that matures in June 2012. The borrowing base is redetermined semiannually on April 1 and October 1 subject to changes in oil and gas reserves and is automatically reduced by 25% of the stated principal of any senior unsecured notes we issue. In April 2010, in conjunction with a regularly scheduled borrowing base redetermination, the borrowing base under our revolving credit facility of $550.0 million was approved. Up to $50.0 million of the credit facility may be in the form of standby letters of credit, of which $1.6 million was outstanding at June 30, 2010. The facility is secured by substantially all of our assets and is guaranteed by each of our subsidiaries. The facility allows us to distribute to ATLS (a) amounts equal to ATLS’s income tax liability attributable to our net income at the highest marginal rate and (b) up to $40.0 million per year and, to the extent that we distribute less than that amount in any year, we may carry over up to $20.0 million for use in the next year.

The events which constitute an event of default for our credit facility are customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreement, adverse judgments against us in excess of a specified amount and a change of control. In addition, the agreement limits sales, leases or transfers of assets and the incurrence of additional indebtedness. We are in compliance with these covenants as of June 30, 2010. The credit facility also requires us to maintain a ratio of current assets (as defined in the credit facility) to current liabilities (as defined in the credit facility) of not less than 1.0 to 1.0, and a ratio of total debt (as defined in the credit facility) to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”, as defined in the credit facility) of less than or equal to 3.5 to 1.0. Based on the definitions contained in our credit facility, our ratio of current assets to current liabilities was 2.3 to 1.0 and our ratio of total debt to EBITDA was 2.7 to 1.0 at June 30, 2010.

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

Under the supervision and with the participation of our management, including of our Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In October 2009, the Company filed a motion to dismiss the Consolidated Complaint. Subsequently, in December 2009, plaintiffs filed an Amended Complaint (the “Amended Complaint”). Pursuant to the Delaware Chancery Court’s January 2010 Scheduling Stipulation and Order, Defendants filed their opening brief in support of their motion to dismiss on February 18, 2010 and plaintiffs filed their brief in opposition on May 3, 2010. Defendants filed a reply brief on June 11, 2010 and oral argument was held on the motion on July 20, 2010. The Court has not yet ruled on the motion.

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

In June 2008, our wholly-owned subsidiary, Atlas America, LLC, was named as a co-defendant in the matter captioned CNX Gas Company, LLC (“CNX”) v. Miller Petroleum, Inc. (“Miller”), et al. (Chancery Court, Campbell County, Tennessee). In its complaint, CNX alleges that Miller breached a contract to assign to CNX certain leasehold rights (“Leases”) representing approximately 30,000 acres in Campbell County, Tennessee and that Atlas America, LLC and another defendant, Wind City Oil & Gas, LLC, interfered with the closing of this assignment on June 6, 2008. We purchased the Leases from Miller for approximately $19.1 million. On December 15, 2008, the Chancery Court dismissed the matter in its entirety, holding that there had been no breach of the contract by Miller and, therefore, that Atlas America, LLC could not have tortuously interfered with the contract. The Chancery Court dismissed all claims against Atlas America, LLC; however, CNX has appealed the decision. On May 18, 2010, the appeal was argued before the Tennessee Court of Appeals. The parties are awaiting the court’s decision.

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

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1	Purchase and Sale Agreement, dated April 9, 2010, by and between Atlas Energy Resources, LLC and Reliance Marcellus, LLC. (15) Schedules and exhibits to the Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request
2.2	Participation and Development Agreement, dated April 20, 2010, by and between Atlas Energy Resources, LLC, Atlas America, LLC, Viking Resources, LLC, Atlas Resources, LLC and Reliance Marcellus, LLC. (16) Schedules and exhibits to the Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request
2.3	Standstill, AMI and Transfer Restriction Agreement, dated April 20, 2010, by and among Atlas Energy, Inc., Atlas Energy Resources, LLC, Reliance Industries Limited and Reliance Marcellus, LLC(16)
2.4	Agreement and Plan of Merger dated as of April 27, 2009 among Atlas Energy Resources, LLC, Atlas America, Inc., Atlas Energy Management, Inc. and Merger Sub, as defined therein. (5) Schedules and exhibits to the Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request
3.1	Second Amended and Restated Limited Liability Company Agreement of Atlas Energy Resources, LLC (12)
3.2	Certificate of Formation of Atlas Energy Resources, LLC (3)
4.1	Form of Common Unit Certificate (included as Exhibit A to the Second Amended and Restated Limited Liability Company Agreement of Atlas Energy Resources, LLC) (12)
4.2	Indenture dated as of January 23, 2008 among Atlas Energy Operating Company, LLC, Atlas Energy Finance Corp., as Issuers, the subsidiaries named therein, as Guarantors, and U.S. Bank National Association, as Trustee(9)
4.3	Form of 10.75% Senior Notes due 2018 (included as an exhibit to the Indenture filed as Exhibit 4.2 hereto)
4.4	Senior Indenture dated July 16, 2009 among Atlas Energy Operating Company, LLC, Atlas Energy Finance Corp., as Issuers, the subsidiaries named therein, as Guarantors, and U.S. Bank National Association, as Trustee(10)
4.5	First Supplemental Indenture dated July 16, 2009(10)
4.6	Form of 12.125% Senior Notes due 2017 (contained in Annex A to the First Supplemental Indenture filed as Exhibit 4.5 hereto)
10.1(a)	Revolving Credit Agreement, dated as of June 29, 2007, among Atlas Energy Operating Company, LLC, its subsidiaries, J.P. Morgan Chase Bank, N.A., as Administrative Agent and the other lenders signatory thereto(2)

10.1(b)	First Amendment to Credit Agreement, dated as of October 25, 2007(4)
10.1(c)	Second Amendment to Credit Agreement, dated as of April 9, 2009(6)
10.1(d)	Third Amendment to Credit Agreement, dated as of July 10, 2009(11)
10.2	Management Agreement, dated as of December 18, 2006, among Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, and Atlas Energy Management, Inc. (1)
10.3	Agreement for Services among Atlas America, Inc., and Richard Weber, dated April 5, 2006(3)
10.4	Atlas Energy, Inc. Assumed Long-Term Incentive Plan(13)
10.5	ATN Option Agreement dated as of June 1, 2009, by and among APL Laurel Mountain, LLC, Atlas Pipeline Operating Partnership, L.P. and Atlas Energy Resources, LLC(8)
10.6	Gas Gathering Agreement for Natural Gas on the Legacy Appalachian System dated as of June 1, 2009 between Laurel Mountain Midstream, LLC and Atlas America, LLC, Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, Atlas Noble, LLC, Resource Energy, LLC, Viking Resources, LLC, Atlas Pipeline Partners, L.P. and Atlas Pipeline Operating Partnership, L.P.(14) Specific terms in this exhibit have been redacted, as marked three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.
10.7	Gas Gathering Agreement for Natural Gas on the Expansion Appalachian System dated as of June 1, 2009 between Laurel Mountain Midstream, LLC and Atlas America, LLC, Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, Atlas Noble, LLC, Resource Energy, LLC, Viking Resources, LLC, Atlas Pipeline Partners, L.P. and Atlas Pipeline Operating Partnership, L.P.(14) Specific terms in this exhibit have been redacted, as marked three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Rule 13(a)-14(a)/15d-14(a) Certification
31.2	Rule 13(a)-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

(1)	Previously filed as an exhibit to our Form 8-K filed December 22, 2006.
(2)	Previously filed as an exhibit to our Form 8-K filed June 29, 2007.
(3)	Previously filed as an exhibit to our registration statement on Form S-1 (Reg. No. 333-136094).
(4)	Previously filed as an exhibit to our Form 8-K filed October 26, 2007.
(5)	Previously filed as an exhibit to our Form 8-K filed April 28, 2009.
(6)	Previously filed as an exhibit to our Form 8-K filed April 17, 2009.
(7)	[Intentionally omitted]
(8)	Previously filed as an exhibit to our Form 8-K filed June 5, 2009.
(9)	Previously filed as an exhibit to our Form 8-K filed January 24, 2008.
(10)	Previously filed as an exhibit to our Form 8-K filed July 17, 2009.
(11)	Previously filed as an exhibit to our Form 8-K filed July 24, 2009.
(12)	Previously filed as an exhibit to our Form 8-K filed September 30, 2009.
(13)	Previously filed as an exhibit to Atlas Energy, Inc.’s Form S-8 filed on September 30, 2009.
(14)	Previously filed as an exhibit to our Form 10-Q for the quarter ended June 30, 2009.
(15)	Previously filed as an exhibit to our Form 8-K filed April 13, 2010.
(16)	Previously filed as an exhibit to our Form 8-K filed April 21, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS ENERGY RESOURCES, LLC

Date: August 5, 2010	By:	/s/ EDWARD E. COHEN
Edward E. Cohen
Chairman and Chief Executive Officer

Date: August 5, 2010	By:	/s/ MATTHEW A. JONES
Matthew A. Jones
Chief Financial Officer

Date: August 5, 2010	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath
Chief Accounting Officer