Form 10-Q
period 2010-09-30
Atlas Energy Resources, LLC
filed 2010-11-09
CIK 1368802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$78,907	$3,640
Accounts receivable	75,936	71,058
Current portion of derivative receivable from Partnerships	56	270
Current portion of derivative asset	103,598	73,066
Subscriptions receivable from Partnerships	—	47,275
Inventory	12,775	12,207
Prepaid expenses and other	3,978	3,414

Total current assets	275,250	210,930

Property, plant and equipment, net	2,004,437	1,871,418
Intangible assets, net	2,341	2,873
Goodwill, net	35,166	35,166
Long-term derivative asset	108,766	58,930
Advances to affiliates	26,079	5,689
Long-term derivative receivable from Partnerships	5,481	2,841
Other assets, net	19,193	20,906

	$2,476,713	$2,208,753

LIABILITIES AND OWNER’S EQUITY
Current liabilities:
Accounts payable	95,941	76,993
Accrued interest	11,223	29,245
Accrued liabilities	10,878	14,308
Liabilities associated with drilling contracts	95,189	122,532
Accrued well drilling and completion costs	65,373	89,261
Current portion of derivative payable to Partnerships	36,637	22,382
Current portion of derivative liability	2,069	4,652

Total current liabilities	317,310	359,373

Long-term debt, less current portion	678,193	786,390
Long-term derivative payable to Partnerships	43,055	22,380
Long-term derivative liability	25,378	14,315
Asset retirement obligations	54,200	51,813

Commitments and contingencies

Owner’s equity:
Owner’s equity	1,176,302	873,170
Accumulated other comprehensive income	182,130	101,143

	1,358,432	974,313
Non-controlling interests	145	169

Total owner’s equity	1,358,577	974,482

	$2,476,713	$2,208,753

See accompanying notes to consolidated financial statements

ATLAS ENERGY RESOURCES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Gas and oil production	$67,503	$65,986	$200,600	$207,908
Well construction and completion	60,748	81,496	176,685	257,231
Gathering	5,262	6,098	15,501	16,210
Administration and oversight	3,561	3,149	7,473	9,644
Well services	6,008	5,012	17,063	14,911
Other, net	75	201	1,146	280

Total revenues	143,157	161,942	418,468	506,184

Costs and expenses:
Gas and oil production	13,799	12,129	39,179	39,421
Well construction and completion	51,481	69,138	149,724	218,236
Gathering	7,522	7,973	22,398	18,951
Well services	2,796	2,378	8,071	6,922
General and administrative	15,533	20,573	42,595	47,390
Depreciation, depletion and amortization	30,257	24,563	87,232	79,866

Total costs and expenses	121,388	136,754	349,199	410,786

Operating income	21,769	25,188	69,269	95,398

Gain (loss) on asset sales	609	(1,444)	286,308	(5,694)
Interest expense	(17,387)	(19,161)	(52,406)	(47,269)

Net income	4,991	4,583	303,171	42,435
Income attributable to non-controlling interests	(10)	(14)	(39)	(44)

Net income attributable to owner’s/members’ interests	$4,981	$4,569	$303,132	$42,391

Allocation of net income attributable to owner’s/members’ interests:
Portion allocable to members’ interests (period prior to merger on September 29, 2009)	$—	$4,519	$—	$42,341
Portion allocable to owner’s interest (period subsequent to merger on September 29, 2009)	4,981	50	303,132	50

Net income attributable to owner’s/members’ interests	$4,981	$4,569	$303,132	$42,391

Allocation of net income attributable to members’ interests:
Class A member’s units	$—	$90	$—	$(7,109)
Class B members’ units	—	4,429	—	49,450

Net income attributable to members’ interests	$—	$4,519	$—	$42,341

Net income attributable to Class B members per unit:
Basic	$—	$0.07	$—	$0.78

Diluted	$—	$0.07	$—	$0.78

Weighted average Class B members’ units outstanding:
Basic	—	63,381	—	63,381

Diluted	—	63,452	—	63,405

See accompanying notes to consolidated financial statements

ATLAS ENERGY RESOURCES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OWNER’S EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(in thousands, except share data)

(Unaudited)

	Owner’s Equity	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Owner’s Equity
Balance at January 1, 2010	$873,170	$101,143	$169	$974,482
Distributions to non-controlling interests	—	—	(63)	(63)
Other comprehensive income	—	80,987	—	80,987
Net income	303,132	—	39	303,171

Balance at September 30, 2010	$1,176,302	$182,130	$145	$1,358,577

See accompanying notes to consolidated financial statements

ATLAS ENERGY RESOURCES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$303,171	$42,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	87,232	79,866
Amortization of deferred finance costs	3,607	2,897
Non-cash loss on derivative value, net	41,603	30,976
Non-cash compensation expense	—	3,387
(Gain) loss on asset sales	(286,308)	5,694
Distributions paid to non-controlling interests	(63)	(62)
Equity income in unconsolidated companies	(1,240)	(316)
Changes in operating assets and liabilities:
Accounts receivable and other current assets	17,294	(3,264)
Accounts payable and accrued liabilities	8,876	6,550
Liabilities associated with drilling contracts	(27,343)	(80,293)
Liabilities associated with well drilling and completion costs	(23,888)	24,109

Net cash provided by operating activities	122,941	111,979

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(257,424)	(130,785)
Proceeds from asset sales	318,010	10,289
Other	771	(13)

Net cash provided by (used in) investing activities	61,357	(120,509)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	291,000	295,000
Repayments under credit facility	(399,000)	(492,000)
Net proceeds from issuance of debt	—	196,232
Distributions paid to members	—	(39,452)
Contribution from owner	—	55,000
Other	(1,031)	(9,458)

Net cash provided by (used in) financing activities	(109,031)	5,322

Net change in cash and cash equivalents	75,267	(3,208)
Cash and cash equivalents, beginning of period	3,640	5,655

Cash and cash equivalents, end of period	$78,907	$2,447

See accompanying notes to consolidated financial statements

ATLAS ENERGY RESOURCES, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

The accompanying consolidated financial statements, which are unaudited except that the balance sheet at December 31, 2009 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain amounts in the prior year’s consolidated financial statements have also been reclassified to conform to the current year presentation. The results of operations for the three and nine month periods ended September 30, 2010 may not necessarily be indicative of the results of operations for the full year ending December 31, 2010.

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

In April 2010, the Company entered into an undivided joint venture with Reliance Industries Limited (“Reliance”), whereby the Company sold a 40% undivided joint venture interest in approximately 300,000 net acres (approximately 120,000 net acres to Reliance) of its core undeveloped Marcellus Shale leasehold acreage to Reliance (see Note 3). The joint venture also calls for Reliance to provide the Company with a $1,357.5 million drilling carry, whereby Reliance will fund 75% of the Company’s respective portion of the drilling and completion costs of the wells developed on the joint venture leasehold acreage. As a result of this provision, the Company will effectively fund 15% of the capital costs required to drill each well, while Reliance will fund 85% until the $1,357.5 million is fully utilized. As a result of this transaction, the Company proportionally consolidated its 60% ownership interest in the operating results of the joint venture in its consolidated statements of operations. The Company also proportionally consolidated its ownership interest in the joint venture’s assets, to the extent contributed, and liabilities in its consolidated balance sheets.

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

The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented for the three and nine months ended September 30, 2010 and 2009 represent actual results in all material respects (see “- Revenue Recognition” accounting policy for further description).

Inventory

The Company values inventory at the lower of cost or market. The Company’s inventories, which consist of materials, pipes, supplies and other inventories, were principally determined using the average cost method.

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

The Company follows the successful efforts method of accounting for oil and gas producing activities. Exploratory drilling costs are capitalized pending determination of whether a well is successful. Exploratory wells subsequently determined to be dry holes are charged to expense. Costs resulting in exploratory discoveries and all development costs, whether successful or not, are capitalized. Geological and geophysical costs to enhance or evaluate development of proved fields or areas are capitalized. All other geological and geophysical costs, delay rentals and unsuccessful exploratory wells are expensed. Oil is converted to gas equivalent basis (“Mcfe”) at the rate of one barrel equals 6 Mcf.

The Company’s depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for leasehold acquisition costs are based on estimated proved reserves and depletion rates for well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized costs of undeveloped and developed producing properties. Capitalized costs of developed producing properties in each field are aggregated to include the Company’s costs of property interests in proportionately consolidated investment partnerships, joint venture wells, wells drilled solely by the Company for its interests, properties purchased and working interests with other outside operators.

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

The Company’s method of calculating its reserves may result in reserve quantities and values which are greater than those which would be calculated by the Partnerships, which the Company sponsors and owns an interest in but does not control. The Company’s reserve quantities include reserves in excess of its proportionate share of reserves in a Partnership which the Company may be unable to recover due to the Partnership legal structure. The Company may have to pay additional consideration in the future as a well or Partnership becomes uneconomic under the terms of the partnership agreement in order to recover these excess reserves and to acquire any additional residual interests in the wells held by other partnership investors. The acquisition of any well interest from the Partnership by the Company is governed under the partnership agreement and in general, must be at fair market value supported by an appraisal of an independent expert selected by the Company. There were no impairments of proved oil and gas properties recorded by the Company for the three and nine months ended September 30, 2010 and 2009.

Unproved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded if conditions indicate the Company will not explore the acreage prior to expiration of the applicable leases or if it is determined that the carrying value of the properties is above their fair value. There were no impairments of unproved oil and gas properties recorded by the Company for the three and nine months ended September 30, 2010 and 2009.

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

Capitalized Interest

The Company capitalizes interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average rate used to capitalize interest on borrowed funds by the Company was 10.6% and 8.7% for the three months ended September 30, 2010 and 2009, respectively, and 10.3% and 7.4% for the nine months ended September 30, 2010 and 2009, respectively. The amount of interest capitalized by the Company was $4.3 million and $1.6 million for the three months ended September 30, 2010 and 2009, respectively, and $11.0 million and $5.3 million for the nine months ended September 30, 2010 and 2009, respectively.

Intangible Assets

The Company has recorded intangible assets with finite lives in connection with partnership management and operating contracts acquired through consummated acquisitions. The Company amortizes contracts acquired on a declining balance and straight-line method over their respective estimated useful lives. The following table reflects the components of intangible assets being amortized at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009	Estimated Useful Lives In Years
Partnership management and operating contracts:
Gross carrying amount	$14,343	$14,343	2 – 13
Accumulated amortization	(12,002)	(11,470)

Net carrying amount	$2,341	$2,873

Amortization expense on intangible assets was $0.2 million and $0.2 million for both the three months ended September 30, 2010 and 2009, and $0.5 million and $0.8 million for the nine months ended September 30, 2010 and 2009, respectively. Estimated annual amortization expense for all of the contracts described above for the next five years ending December 31 is as follows: 2010 - $0.7 million; 2011 - $0.7 million; 2012 - $0.2 million; 2013 - $0.2 million; and 2014 - $0.1 million.

Goodwill

At September 30, 2010 and December 31, 2009, the Company had $35.2 million of goodwill recorded in connection with consummated acquisitions. There were no changes in the carrying amount of goodwill for the three and nine months ended September 30, 2010 and 2009.

The Company tests its goodwill for impairment at each year end by comparing its reporting unit estimated fair values to carrying values. Because quoted market prices for its reporting units are not available, the Company’s management must apply judgment in determining the estimated fair value of these reporting units. The Company’s management uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets. A key component of these fair value determinations is a reconciliation of the sum of the fair value calculations to the Company’s market capitalization. The observed market prices of individual trades of an entity’s equity securities (and thus its computed market capitalization) may not be representative of the fair value of the entity as a whole. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity on a stand-alone basis. In most industries, including the Company’s, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest. Therefore, once the above fair value calculations have been determined, the Company’s management also considers the inclusion of a control premium within the calculations. This control premium is judgmental and is based on, among other items, observed acquisitions in the Company’s industry. The resultant fair values calculated for the reporting units are compared to observable metrics on large mergers and acquisitions in the Company’s industry to determine whether those valuations appear reasonable in management’s judgment. The Company will continue to evaluate goodwill at least annually or when impairment indicators arise. There were no goodwill impairments recognized by the Company and its subsidiaries during the three and nine months ended September 30, 2010 and 2009.

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

The following table is a reconciliation of net income allocated to the Class A member units and Class B members’ units for purposes of calculating net income per Class B member unit for the period indicated (in thousands):

	Period from July 1, 2009 to September 29, 2009	Period from January 1, 2009 to September 29, 2009

Net income attributable to members’ interests	$4,519	$42,341
Income allocable to Class A member’s actual cash incentive distributions reserved(1)	—	(8,024)
Income allocable to Class A member’s 2% ownership interest	90	915

Net income allocable to Class A member’s ownership interest	90	(7,109)

Net income allocable to Class B member’s ownership interest	4,429	49,450

Less: net income attributable to participating securities – phantom units(2)	(50)	(558)

Net income utilized in the calculation of net income attributable to Class B member per unit	$4,379	$48,892

(1)	In connection with the Merger, the Company discontinued distributions in April 2009. Accordingly, the previously recorded amounts relating to the MII were reversed.
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

	Period from July 1, 2009 to September 29, 2009	Period from January 1, 2009 to September 29, 2009

Weighted average number of Class B members’ units – basic	63,381	63,381
Add: effect of dilutive unit options	71	24

Weighted average number of Class B members’ units – diluted	63,452	63,405

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

The Company accrues unbilled revenue due to timing differences between the delivery of natural gas and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Company’s records and management estimates of the related commodity sales which are, in turn, based upon applicable product prices (see “–Use of Estimates” accounting policy for further description). The Company had unbilled revenues at September 30, 2010 and December 31, 2009 of $32.0 million and $29.6 million, respectively, which were included in accounts receivable within the Company’s consolidated balance sheets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$4,991	$4,583	$303,171	$42,435
Income attributable to non-controlling interests	(10)	(14)	(39)	(44)

Net income attributable to owner’s/members’ interests	4,981	4,569	303,132	42,391
Other comprehensive income:
Changes in fair value of derivative instruments accounted for as cash flow hedges	60,266	5,017	147,697	68,298
Less: reclassification adjustment for realized gains in net income	(23,676)	(34,051)	(66,710)	(79,101)

Total other comprehensive income (loss)	36,590	(29,034)	80,987	(10,803)

Comprehensive income (loss) attributable to owner’s/members’ interests	$41,571	$(24,465)	$384,119	$31,588

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

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” (“Update 2010-09”). Update 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. generally accepted accounting standards. The requirements of Update 2010-09 were effective upon its issuance on February 24, 2010. The Company applied the requirements of Update 2010-09 upon its adoption, and it did not have an impact on its financial position, results of operations or related disclosures.

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

Recently Issued Accounting Standards

In July 2010, the FASB issued Accounting Standards Update 2010-20, “Receivables – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“Update 2010-20”). Update 2010-20 provides enhanced disclosure requirements for allowance for credit losses and the credit quality of financing receivables to assist financial statement users in assessing credit risk exposures and evaluating the adequacy of the allowance for credit losses. This amendment requires disclosures on a disaggregated basis that will further facilitate the evaluation of the nature of credit risk inherent in an entity’s financing receivables, how the risks are analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for such changes in the allowance for credit losses. This amendment also requires disclosure of credit quality indicators, past due information, a roll-forward schedule of the allowance for credit losses, and any modifications to financing receivables. The requirements of Update 2010-20 are effective at the end of a reporting entity’s first annual or quarterly reporting period ending after December 15, 2010 (December 31, 2010 for the Company). The Company will apply the requirements of Update 2010-20 upon its adoption on December 31, 2010 and does not expect it to have a material impact on its financial position, results of operations or related disclosures.

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

NOTE 3 – MARCELLUS SHALE JOINT VENTURE

On April 20, 2010, the Company consummated a joint venture transaction with Reliance Industries Limited, whereby Reliance paid approximately $340.0 million in cash for a 40% undivided interest in approximately 300,000 net acres (120,000 net to Reliance) of core undeveloped Marcellus Shale leasehold acreage. The Company recognized a gain of $289.2 million, net of related transaction costs, within its consolidated statements of operations for the nine months ended September 30, 2010 for the sale of the 40% undivided ownership interest in the leasehold acreage. In addition to the cash paid at closing, the Company will receive an additional $1,357.5 million in the form of a drilling carry. During the carry period, Reliance will fund 75% of the Company’s respective portion of drilling and completion costs of the wells developed on the joint venture leasehold acreage. As a result of this provision, the Company will effectively fund 15% of the capital costs required to drill each well, while Reliance will fund 85%, until the $1,357.5 million is fully utilized. The Company has five and one-half years to utilize the drilling carry, with a two-year extension possible if certain conditions are met. The Company serves as the development operator for the joint venture and acts as the sole leasing agent for the joint venture in the area of mutual interest (“AMI”). Reliance will have the option after one year to operate in certain project areas within the AMI, but outside of the Company’s core operating counties in southwestern Pennsylvania. The Company proportionally consolidated its 60% ownership interest in the operating results of the joint venture in its consolidated statements of operations. The Company also proportionally consolidated its ownership interest in the joint venture’s assets, to the extent contributed, and liabilities in its consolidated balance sheets.

Acquisition of additional Marcellus Shale Acreage. In April 2010, the Company and Reliance agreed, through two separate transactions, to purchase an additional approximate 27,500 undeveloped core Marcellus Shale leasehold acres, which are contained within the joint venture’s AMI, for an average purchase price of approximately $4,900 per acre. One of the transactions was for approximately 16,500 leasehold acres for a total purchase price of $81.5 million, which closed in October 2010. The Company was reimbursed $32.6 million by Reliance for its 40% ownership interest in the acreage purchased in this transaction. The other transaction was for approximately 11,000 leasehold acres, for which the Company agreed to pay a total purchase price of $53.0 million at closing, which is expected to occur prior to December 31, 2010. Pursuant to the joint venture agreement, Reliance is obligated for its 40% portion of the cost of this transaction.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment (in thousands):

	September 30, 2010	December 31, 2009	Estimated Useful Lives in Years
Natural gas and oil properties:
Proved properties:
Leasehold interests	$1,319,250	$1,243,932
Pre-development costs	7,619	6,270
Wells and related equipment	1,120,135	1,017,370

Total proved properties	2,447,004	2,267,572
Unproved properties	68,879	41,816
Support equipment	11,372	8,930

Total natural gas and oil properties	2,527,255	2,318,318
Pipelines, processing and compression facilities	34,388	27,928	15 – 40
Rights of way	183	57	20 – 40
Land, buildings and improvements	8,934	8,768	10 – 40
Other	9,721	7,542	3 – 10

	2,580,481	2,362,613

Less – accumulated depreciation, depletion and amortization	(576,044)	(491,195)

	$2,004,437	$1,871,418

NOTE 5 – OTHER ASSETS

The following is a summary of other assets at the dates indicated (in thousands):

	September 30, 2010	December 31, 2009
Deferred finance and organization costs, net of accumulated amortization of $13,325 and $9,718 at September 30, 2010 and December 31, 2009, respectively	$16,910	$19,743

Other investments	2,142	900
Security deposits	141	263

	$19,193	$20,906

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

A reconciliation of the Company’s liability for well plugging and abandonment costs for the periods indicated is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Asset retirement obligations, beginning of period	$53,455	$50,142	$51,813	$48,136
Liabilities incurred	179	125	340	721
Liabilities settled	(222)	(113)	(313)	(198)
Accretion expense	788	753	2,360	2,248

Asset retirement obligations, end of period	$54,200	$50,907	$54,200	$50,907

The above accretion expense was included in depreciation, depletion and amortization in the Company’s consolidated statements of operations and the asset retirement obligation liabilities were included within other long-term liabilities in the Company’s consolidated balance sheets.

NOTE 7 – DEBT

Total debt consists of the following at the dates indicated (in thousands):

	September 30, 2010	December 31, 2009
Revolving credit facility	$76,000	$184,000
10.75 % senior notes – due 2018	405,372	405,922
12.125 % senior notes – due 2017	196,821	196,468

Total debt	678,193	786,390
Less current maturities	—	—

Total long-term debt	$678,193	$786,390

Revolving Credit Facility

At September 30, 2010, the Company had a credit facility with a syndicate of banks with a borrowing base of $550.0 million that matures in June 2012. The borrowing base is redetermined semiannually on April 1 and October 1 subject to changes in oil and gas reserves and is automatically reduced by 25% of the stated principal of any senior unsecured notes issued by the Company. Up to $50.0 million of the credit facility may be in the form of standby letters of credit, of which $1.6 million was outstanding at September 30, 2010, which was not reflected as borrowings on the Company’s consolidated balance sheets. The facility is secured by substantially all of the Company’s assets and is guaranteed by each of its subsidiaries. At September 30, 2010 and December 31, 2009, the weighted average interest rate on outstanding borrowings was 3.0% and 2.9%, respectively. The base rate for any day equals the higher of the federal funds rate plus 0.50%, the J.P. Morgan prime rate or the adjusted LIBOR for a month interest period plus 1.0%. Adjusted LIBOR is LIBOR divided by 1.00 less the percentage prescribed by the Federal Reserve Board for determining the reserve requirement for Eurocurrency liabilities. The facility allows the Company to distribute to ATLS (a) amounts equal to ATLS’s income tax liability attributable to the Company’s net income at the highest marginal rate and (b) up to $40.0 million per year and, to the extent that it distributes less than that amount in any year, it may carry over up to $20.0 million for use in the next year.

The events which constitute an event of default for the Company’s credit facility are customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreement, adverse judgments against the Company in excess of a specified amount and a change of control. In addition, the agreement limits sales, leases or transfers of assets and the incurrence of additional indebtedness. The Company was in compliance with these covenants as of September 30, 2010. The credit facility also requires the Company to maintain a ratio of current assets (as defined in the credit facility) to current liabilities (as defined in the credit facility) of not less than 1.0 to 1.0, and a ratio of total debt (as defined in the credit facility) to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”, as defined in the credit facility) of less than or equal to 3.5 to 1.0. Based on the definitions contained in the Company’s credit facility, its ratio of current assets to current liabilities was 2.5 to 1.0 and its ratio of total debt to EBITDA was 2.5 to 1.0 at September 30, 2010.

Senior Notes

At September 30, 2010, the Company had $400.0 million principal amount outstanding of 10.75% senior unsecured notes (“10.75% Senior Notes”) due on February 1, 2018 and $200.0 million principal amount outstanding of 12.125% senior unsecured notes due August 1, 2017 (“12.125% Senior Notes”; collectively, the “Senior Notes”). Interest on the Senior Notes in the aggregate is payable semi-annually in arrears on February 1 and August 1 of each year. The 10.75% Senior Notes, which are shown inclusive of unamortized premium of $5.4 million, are redeemable at any time on or after February 1, 2013, and the 12.125% Senior Notes, which are shown net of unamortized discount of $3.2 million, are redeemable at any time on or after August 1, 2013, at specified redemption prices, together with accrued and unpaid interest to the date of redemption. In addition, before February 1, 2011 for the 10.75% Notes and before August 1, 2012 for the 12.125% Senior Notes, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the proceeds of equity offerings at a stated redemption price. The Senior Notes are also subject to repurchase by the Company at a price equal to 101% of the principal amount of the 10.75% Senior Notes and 12.125% Senior Notes, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if the Company does not reinvest the net proceeds within 360 days. The Senior Notes are junior in right of payment to the Company’s secured debt, including its obligations under its credit facility. The indentures governing the Senior Notes contain covenants, including limitations of the Company’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets. The Company was in compliance with these covenants as of September 30, 2010.

Cash payments for interest related to debt made by the Company were $75.1 million and $55.7 million for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 8 – DERIVATIVE INSTRUMENTS

The Company uses a number of different derivative instruments, principally swaps, collars and options, in connection with its commodity price and interest rate risk management activities. The Company enters into financial instruments to hedge forecasted natural gas and crude oil sales against the variability in expected future cash flows attributable to changes in market prices. The Company also enters into financial swap instruments to hedge certain portions of its floating interest rate debt against the variability in market interest rates. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas and crude oil is sold or interest payments on the underlying debt instrument are due. Under swap agreements, the Company receives or pays a fixed price and receives or remits a floating price based on certain indices for the relevant contract period. Commodity-based option instruments are contractual agreements that grant the right, but not the obligation, to purchase or sell natural gas and crude oil at a fixed price for the relevant contract period.

The Company formally documents all relationships between hedging instruments and the items being hedged, including its risk management objective and strategy for undertaking the hedging transactions. This includes matching the commodity and interest derivative contracts to the forecasted transactions. The Company assesses, both at the inception of the derivative and on an ongoing basis, whether the derivative is effective in offsetting changes in the forecasted cash flow of the hedged item. If it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge due to the loss of adequate correlation between the hedging instrument and the underlying item being hedged, the Company will discontinue hedge accounting for the derivative and subsequent changes in the derivative fair value, which is determined by the Company through the utilization of market data, will be recognized immediately within other income in the Company’s consolidated statements of operations. For derivatives qualifying as hedges, the Company recognizes the effective portion of changes in fair value in owner’s equity as accumulated other comprehensive income and reclassifies the portion relating to commodity derivatives to gas and oil production revenues for the Company’s derivatives and the portion relating to interest rate derivatives to interest expense within the Company’s consolidated statements of operations as the underlying transactions are settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, the Company recognizes changes in fair value within other income in its consolidated statements of operations as they occur.

Derivatives are recorded on the Company’s consolidated balance sheet as assets or liabilities at fair value. The Company reflected net derivative assets on its consolidated balance sheets of $184.9 million and $113.0 million at September 30, 2010 and December 31, 2009, respectively. Of the $182.1 million of net gain in accumulated other comprehensive income within owner’s equity on the Company’s consolidated balance sheet related to commodity and interest rate derivatives at September 30, 2010, if the fair values of the instruments remain at current market values, the Company will reclassify $76.6 million of gains to the Company’s consolidated statements of operations over the next twelve month period as these contracts expire, consisting of $77.9 million of gains to gas and oil production revenues and $1.3 million of losses to interest expense. Aggregate gains of $105.5 million will be reclassified to the Company’s consolidated statements of operations in later periods as these remaining contracts expire, consisting of gains to gas and oil production revenues. Actual amounts that will be reclassified will vary as a result of future price changes.

The following table summarizes the fair value of the Company’s derivative instruments as of September 30, 2010 and December 31, 2009, as well as the gain or loss recognized in the consolidated statements of operations for effective derivative instruments for the three and nine months ended September 30, 2010 and 2009:

Fair Value of Derivative Instruments:

	Asset Derivatives			Liability Derivatives
Derivatives in Cash Flow Hedging Relationships	Balance Sheet Location	Fair Value			Fair Value
		September 30, 2010	December 31, 2009	Balance Sheet Location	September 30, 2010	December 31, 2009

		(in thousands)			(in thousands)
Commodity contracts:	Current assets	$103,598	$73,066	Current liabilities	$(690)	$(901)
	Long-term assets	108,766	58,930	Long-term liabilities	(25,378)	(14,091)

		212,364	131,996		(26,068)	(14,992)

Interest rate contracts:	Current assets	—	—	Current liabilities	(1,379)	(3,751)
	Long-term assets	—	—	Long-term liabilities	—	(224)

		—	—		(1,379)	(3,975)

Total derivatives		$212,364	$131,996		$(27,447)	$(18,967)

Effects of Derivative Instruments on Consolidated Statements of Operations:

Derivatives in Cash Flow Hedging Relationships	Gain/(Loss) Recognized in OCI on Derivative (Effective Portion) for the Three Months Ended September 30,		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain/(Loss) Reclassified from OCI into Income (Effective Portion) for the Three Months Ended September 30,
	2010	2009		2010	2009

	(in thousands)			(in thousands)

Commodity contracts	$60,277	$5,983	Gas and oil production	$24,749	$35,134
Interest rate contracts	(12)	(966)	Interest expense	(1,073)	(1,083)

	$60,265	$5,017		$23,676	$34,051

Derivatives in Cash Flow Hedging Relationships	Gain/(Loss) Recognized in OCI on Derivative (Effective Portion) for the Nine Months Ended September 30,		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain/(Loss) Reclassified from OCI into Income (Effective Portion) for the Nine Months Ended September 30,
	2010	2009		2010	2009
	(in thousands)			(in thousands)

Commodity contracts	$148,248	$70,269	Gas and oil production	$69,948	$82,216
Interest rate contracts	(550)	(1,971)	Interest expense	(3,238)	(3,115)

	$147,698	$68,298		$66,710	$79,101

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

In January 2010, the Company received approximately $20.1 million in net proceeds from the early settlement of natural gas derivative positions for production periods from 2011 through 2013. In August 2010, the Company received approximately $21.5 million in net proceeds from the early settlement of natural gas derivative positions for production periods from 2013 to 2014. In May 2009, the Company received approximately $28.5 million in net proceeds from the early termination of natural gas and oil derivative positions for production periods from 2011 through 2013. In conjunction with the early terminations of these derivatives, the Company entered into new derivative positions at prevailing prices at the time of the transactions. The net proceeds from the early terminations of these derivatives were used to reduce indebtedness under the Company’s revolving credit facility (see Note 7). The gain realized upon the early terminations of these derivative positions will continue to be reported in accumulated other comprehensive income and will be reclassified to the Company’s consolidated statements of operations in the same periods in which the hedged production revenues would have been recognized in earnings.

The Company recognized gains of $24.7 million and $35.1 million for the three months ended September 30, 2010 and 2009, respectively, and $69.9 million and $82.2 million for the nine months ended September 30, 2010 and 2009, respectively, on settled contracts covering natural gas and oil production. These gains are included within gas and oil production revenue in the Company’s consolidated statements of operations. As the underlying prices and terms in the Company’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three and nine months ended September 30, 2010 and 2009 for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

At September 30, 2010, the Company had interest rate derivative contracts with an aggregate notional principal amount of $150.0 million through January 2011. Under the terms of the contracts, the Company will pay a three-year fixed swap interest rate of 3.1%, plus the applicable margin as defined under the terms of its revolving credit facility, and will receive LIBOR, plus the applicable margin, on the notional principal amounts. In April 2010, the Company repaid a portion of its outstanding balance under the revolving credit facility, which had a balance of $76.0 million at September 30, 2010. Prior to the repayment of a portion of the outstanding balance under the revolving credit facility, the interest rate derivative contracts were designated as cash flow hedges. As a result of this reduction in the outstanding balance under the credit facility to an amount below the notional amount of the interest rate derivative contract and the uncertainty of whether the forecasted transaction will occur, the Company discontinued hedge accounting for these derivatives. In accordance with prevailing accounting literature, the portion of any gain or loss in other comprehensive income related to forecasted hedge transactions that are no longer expected to occur are to be removed from other comprehensive income and recognized within the Company’s statements of operations. As a result, the Company recognized a loss of $0.2 million within other income on its consolidated statements of operations for the three months ended September 30, 2010 and a loss of $0.1 million for the nine months ended September 30, 2010 for the change in fair value following the discontinuation of hedge accounting.

At September 30, 2010, the Company had the following interest rate and commodity derivatives:

Interest Fixed Rate Swap

Term	Notional Amount	Option Type	Contract Period Ended December 31,	Fair Value Liability
				(in thousands)
January 2008 – January 2011	$150,000,000	Pay 3.1% - Receive LIBOR	2010	$(1,012)
			2011	(367)

				$(1,379)

Natural Gas Fixed Price Swaps

Production Period Ending December 31,		Volumes	Average Fixed Price	Fair Value Asset
		(mmbtu)(1)	(per mmbtu)(1)	(in thousands)(2)
2010		10,070,000	$7.387	$34,670
2011		26,480,000	$6.591	56,805
2012		20,852,300	$6.797	35,663
2013		13,211,500	$5.915	8,047
2014		6,960,000	$5.714	1,953

				$137,138

Natural Gas Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/ (Liability)
		(mmbtu)(1)	(per mmbtu)(1)	(in thousands)(2)
2010	Puts purchased	1,290,000	$6.605	$3,480
2010	Calls sold	1,290,000	$7.805	(1)
2011	Puts purchased	13,380,000	$6.147	24,551
2011	Calls sold	13,380,000	$7.236	(658)
2012	Puts purchased	12,240,000	$6.052	18,731
2012	Calls sold	12,240,000	$7.160	(4,063)
2013	Puts purchased	14,880,000	$5.311	18,005
2013	Calls sold	14,880,000	$6.522	(11,943)
2014	Puts purchased	6,840,000	$5.337	9,268
2014	Calls sold	6,840,000	$6.461	(7,409)

				$49,961

Crude Oil Fixed Price Swaps

Production Period Ending December 31,		Volumes	Average Fixed Price	Fair Value Asset/ (Liability)
		(Bbl) (1)	(per Bbl)(1)	(in thousands)(3)
2010		12,600	$97.060	$230
2011		42,600	$77.460	(299)
2012		33,500	$76.855	(343)
2013		10,000	$77.360	(104)

				$(516)

Crude Oil Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/(Liability)
		(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2010	Puts purchased	8,000	$85.000	$54
2010	Calls sold	8,000	$112.219	—
2011	Puts purchased	27,000	$67.223	82
2011	Calls sold	27,000	$89.436	(221)
2012	Puts purchased	21,500	$65.506	102
2012	Calls sold	21,500	$91.448	(258)
2013	Puts purchased	6,000	$65.358	37
2013	Calls sold	6,000	$93.442	(83)

				$(287)

			Total Company net asset	$184,917

(1)	“Mmbtu” represents million British Thermal Units; “Bbl” represents barrels.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.
(3)	Fair value based on forward WTI crude oil prices, as applicable.

The Company’s commodity price risk management includes estimated future natural gas and crude oil production of the Partnerships. Therefore, a portion of any unrealized derivative gain or loss is allocable to the limited partners of the Partnerships based on their share of estimated gas and oil production related to the derivatives not yet settled. At September 30, 2010 and December 31, 2009, net unrealized derivative assets of $74.2 million and $41.7 million, respectively, are payable to the limited partners in the Partnerships and are included in the consolidated balance sheets as follows (in thousands):

	September 30, 2010	December 31, 2009
Current portion of derivative receivable from Partnerships	$56	$270
Long-term derivative receivable from Partnerships	5,481	2,841
Current portion of derivative payable to Partnerships	(36,637)	(22,382)
Long-term portion of derivative payable to Partnerships	(43,055)	(22,380)

	$(74,155)	$(41,651)

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company uses a fair value methodology to value the assets and liabilities for its derivative contracts (see Note 8). The Company’s commodity derivative contracts are valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 fair value measurements. The Company’s interest rate derivative contracts are valued using a LIBOR rate-based forward price curve model and are therefore defined as Level 2 fair value measurements. Information for assets and liabilities measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2010
Commodity-based derivatives	—	186,296	—	186,296
Interest rate derivatives	—	(1,379)	—	(1,379)

Total	$—	$184,917	$—	$184,917

December 31, 2009
Commodity-based derivatives	—	117,003	—	117,003
Interest rate derivatives	—	(3,974)	—	(3,974)

Total	$—	$113,029	$—	$113,029

Other Financial Instruments

The estimated fair value of the Company’s other financial instruments has been determined based upon its assessment of available market information and valuation methodologies. However, these estimates may not necessarily be indicative of the amounts that the Company could realize upon the sale or refinancing of such financial instruments.

The Company’s other current assets and liabilities on its consolidated balance sheets are financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature. The estimated fair values of the Company’s debt at September 30, 2010 and December 31, 2009, which consists principally of its Senior Notes and borrowings under its credit facility, were $751.5 million and $853.0 million, respectively, compared with the carrying amounts of $678.2 million and $786.4 million, respectively. The Senior Notes were valued based upon recent trading activity. The carrying value of outstanding borrowings under the credit facility, which bear interest at a variable interest rate, approximates their estimated fair value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company estimates the fair value of asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements; the credit-adjusted risk-free rate of the Company; and estimated inflation rates (see Note 6). Information for assets that are measured at fair value on a nonrecurring basis for the three and nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended September 30,
	2010		2009
	Level 3	Total	Level 3	Total
Asset retirement obligations	$179	$179	$125	$125

Total	$179	$179	$125	$125

	Nine Months Ended September 30,
	2010		2009
	Level 3	Total	Level 3	Total
Asset retirement obligations	$340	$340	$721	$721

Total	$340	$340	$721	$721

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

Upon completion of APL’s formation of the Laurel Mountain joint venture, the Company entered into new gas gathering agreements with Laurel Mountain which superseded the existing master natural gas gathering agreement and omnibus agreement between the Company and APL. Pursuant to these gas gathering agreements with Laurel Mountain, the Company generally pays a gathering fee equal to 16% of the realized natural gas sales price (adjusted for the settlement of natural gas derivative instruments). However, in most of the Company’s direct investment partnerships, it collects a gathering fee of 13% of the realized natural gas sales price per the respective partnership agreement. As a result, the Company’s Appalachian gathering expenses within its partnership management segment will generally exceed the revenues collected from the investment partnerships by approximately 3%. The new gathering agreements contain additional provisions which define certain obligations and options of each party to build and connect newly drilled wells to any Laurel Mountain gathering system. Unlike the terminated agreements, ATLS will not assume or guarantee the Company’s obligation to pay gathering fees to Laurel Mountain.

Relationship with Crown Drilling of Pennsylvania, LLC. The Company has an equity interest in Crown Drilling of Pennsylvania, LLC (“Crown”), a company that performs the drilling activities for certain of the Company’s investment partnerships. In addition to its equity ownership, the Company guarantees 50% of the outstanding balances of Crown’s credit agreement. As of September 30, 2010, the Company’s guarantee was limited to $9.5 million.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

General Commitments

The Company is the managing general partner of the Partnerships, and has agreed to indemnify each investor partner from any liability that exceeds such partner’s share of Partnership assets. Subject to certain conditions, investor partners in certain Partnerships have the right to present their interests for purchase by the Company, as managing general partner. The Company is not obligated to purchase more than 5% to 10% of the units in any calendar year. Based on past experience, the management of the Company believes that any liability incurred would not be material. The Company may be required to subordinate a part of its net partnership revenues from the Partnerships to the benefit of the investor partners for an amount equal to at least 10% of their subscriptions, determined on a cumulative basis, in accordance with the terms of the partnership agreements. For the three months ended September 30, 2010 and 2009, $3.7 million and $1.3 million, respectively, of the Company’s revenues, net of corresponding production costs, were subordinated, which reduced its cash distributions received from the investment partnerships. For the nine months ended September 30, 2010 and 2009, $8.9 million and $2.2 million, respectively, of net revenues were subordinated.

The Company is party to employment agreements with certain executives that provide compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

As of September 30, 2010, the Company is committed to expend approximately $86.6 million on drilling and completion expenditures.

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

In October 2009, the Company filed a motion to dismiss the Consolidated Complaint. Subsequently, in December 2009, plaintiffs filed an Amended Complaint (the “Amended Complaint”). The Amended Complaint alleges that Defendants breached their purported fiduciary duties to ATN’s public unitholders in connection with their negotiation of the Merger. In particular, plaintiffs allege that the Merger was not entirely fair to ATN’s public unitholders, and that Defendants conducted the Merger process in bad faith. Pursuant to the Delaware Chancery Court’s (the “Court”) January 2010 Scheduling Stipulation and Order, Defendants filed their opening brief in support of their motion to dismiss on February 18, 2010 and plaintiffs filed their brief in opposition on May 3, 2010. Defendants filed a reply brief on June 11, 2010 and oral argument was held on the motion on July 20, 2010. The Court dismissed the claims against all of the directors and officers named as defendants. The Court held that there was no showing that any individual defendant acted in bad faith. However, the Court ruled that the plaintiffs could proceed with their claim against the Company.

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

Restricted Unit and Phantom Units. The fair value of the grants under the Assumed LTIP was based on the closing unit price on the grant date, and was charged to operations over the requisite service periods using the straight-line method. The following table summarizes the pre-Merger unconverted restricted unit and phantom unit activity for the period beginning January 1, 2009 through September 29, 2009:

	Number of Units(1)	Weighted Average Grant Date Fair Value(1)
Non-vested units outstanding at January 1, 2009	768,829	$23.86
Granted	28,523	$16.48
Vested(2)	(13,073)	$21.70
Forfeited	(46,000)	$31.12

Non-vested outstanding at September 29, 2009	738,279	$23.16

Converted non-vested Atlas Energy stock phantom and restricted stock units outstanding at September 29, 2009	856,404	$19.97

Non-cash compensation expense recognized (in thousands)	$2,766

(1)

The shares and fair values for the period beginning January 1, 2009 through September 29, 2009 (pre-Merger shares) have not been adjusted to reflect the post-Merger conversion of 1.0 Company common unit to 1.16 ATLS common shares.

(2)

The intrinsic value for vested shares for the period beginning January 1, 2009 through September 29, 2009 was $0.2 million. No shares vested during the period beginning July 1, 2009 through September 29, 2009.

Unit Options. Option awards under the Assumed LTIP expire 10 years from the date of grant and were granted with an exercise price equal to the market price of the Company’s stock at the date of grant. For the period beginning January 1, 2009 through September 29, 2009, the following table summarizes the unconverted number of the Company’s Class B member units prior to the Merger on September 29, 2009 and weighted average exercise price. There were no proceeds from the exercise of options during the period beginning January 1, 2009 through September 29, 2009. The following table sets forth the LTIP option activity for the period indicated:

	Number of Units(1)	Weighted Average Exercise Price(1)
Outstanding at January 1, 2009	1,902,902	$24.17
Granted	5,000	$25.78
Exercised	—	$—
Forfeited or expired	(123,600)	$31.96

Outstanding at September 29, 2009	1,784,302	$23.64

Converted non-vested Atlas Energy stock options outstanding at September 29, 2009	2,069,790	$20.38

Non-cash compensation expense recognized (in thousands)	$640

(1)	The shares and fair values for the period beginning January 1, 2009 through September 29, 2009 (pre-Merger shares) have not been adjusted to reflect the post-Merger conversion of 1.0 Company common unit to 1.16 ATLS common shares.

The Company recognized $0.4 million and $3.4 million in compensation expense related to the restricted stock units, phantom units and unit options for the three months and nine months ended September 30, 2009, respectively. The Company paid $0.4 million with respect to distribution equivalent rights (“DER”) for the nine months ended September 30, 2009. No payment was made with respect to its LTIP DERs for the three months ended September 30, 2009. This amount was recorded as a reduction of members’ equity on the Company’s consolidated balance sheet during the respective period. At September 30, 2010, the Company had no unrecognized compensation expense related to the unvested portion of the restricted shares, phantom shares and stock options.

NOTE 13 – OPERATING SEGMENT INFORMATION

The Company’s operations include three reportable operating segments. These operating segments reflect the way the Company manages its operations and makes business decisions. Operating segment data for the periods indicated are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gas and oil production
Revenues	$67,503	$65,986	$200,600	$207,908
Costs and expenses	(13,799)	(12,129)	(39,179)	(39,421)
Depreciation, depletion and amortization expense	(28,813)	(23,486)	(83,240)	(76,612)

Segment income	$24,891	$30,371	$78,181	$91,875

Well construction and completion
Revenues	$60,748	$81,496	$176,685	$257,231
Costs and expenses	(51,481)	(69,138)	(149,724)	(218,236)

Segment income	$9,267	$12,358	$26,961	$38,995

Other partnership management (1)
Revenues	$14,906	$14,460	$41,183	$41,045
Costs and expenses	(10,318)	(10,351)	(30,469)	(25,873)
Depreciation, depletion and amortization expense	(1,444)	(1,077)	(3,992)	(3,254)

Segment income	$3,144	$3,032	$6,722	$11,918

Reconciliation of segment income to net income
Segment income
Gas and oil production	$24,891	$30,371	$78,181	$91,875
Well construction and completion	9,267	12,358	26,961	38,995
Other partnership management	3,144	3,032	6,722	11,918

Total segment income	37,302	45,761	111,864	142,788
General and administrative expenses(2)	(15,533)	(20,573)	(42,595)	(47,390)
Gain (loss) on asset sales(2)	609	(1,444)	286,308	(5,694)
Interest expense(2)	(17,387)	(19,161)	(52,406)	(47,269)

Net income	$4,991	$4,583	$303,171	$42,435

Capital expenditures
Gas and oil production	$93,890	$24,938	$246,817	$105,324
Well construction and completion	—	—	—	—
Other partnership management	2,773	8,886	9,514	24,493
Corporate	500	548	1,093	968

Total capital expenditures	$97,163	$34,372	$257,424	$130,785

	September 30, 2010	December 31, 2009
Balance sheet
Goodwill:
Gas and oil production	$21,527	$21,527
Well construction and completion	6,389	6,389
Other partnership management	7,250	7,250

	$35,166	$35,166

Total assets:
Gas and oil production	$2,282,159	$2,115,867
Well construction and completion	12,304	12,054
Other partnership management	50,528	44,311
Corporate	131,722	36,521

	$2,476,713	$2,208,753

(1)	Includes revenues and expenses from well services, transportation and administration and oversight that do not meet the quantitative threshold for reporting segment information.
(2)

The Company notes that interest expense, general and administrative expenses, and gain (loss) on asset sales have not been allocated to its reportable segments as it would be impracticable to reasonably do so for the periods presented.

NOTE 14 – SUBSEQUENT EVENTS

Merger Agreement.    On November 9, 2010, ATLS announced that it entered into a definitive merger agreement (the “Merger Agreement”) with Chevron Corporation (“Chevron”), pursuant to which Chevron agreed to acquire ATLS through a merger of a newly formed wholly owned subsidiary of Chevron with and into ATLS (the “Merger”). In the Merger, each share of ATLS common stock will receive $38.25 in cash, and each share of outstanding ATLS common stock will also receive a pro rata share of the distribution of approximately 41 million common units of Atlas Pipeline Holdings, L.P. (“AHD”) held by ATLS.

Concurrently with entering into the Merger Agreement, ATLS and the Company entered into a transaction agreement (the “Transaction Agreement”) with AHD, pursuant to which the Company agreed to sell to AHD approximately 175 Bcfe of natural gas reserves, certain other energy assets and fee revenues from the investment management business owned by ATLS, for $250 million, comprised of approximately 23.38 million AHD units (which had a value of approximately $220 million as of November 8, 2010) and $30 million in cash (“AHD Sale”). Following the issuance of these AHD units to ATLS, ATLS will own approximately 41 million units of AHD, or approximately 81% of the outstanding units of AHD, all of which will be distributed to ATLS’s shareholders immediately prior to the Merger. AHD will also acquire the general partner interest in AHD so that, following the AHD distribution, AHD will cease to be controlled by ATLS.

Concurrently with entering into the Merger Agreement and the Transaction Agreement, the Company and Atlas Pipeline Partners, L.P. ( “APL”) have agreed that, prior to the Merger, the Company will acquire APL’s 49% interest in Laurel Mountain Midstream, LLC for $403 million in cash payable to APL (the “LMM Sale”).

The closing of the Merger is subject to approval by ATLS’s shareholders and other customary closing conditions, as well as the completion of the AHD Sale and the LMM Sale. Completion of each of the AHD Sale and the LMM Sale are also conditioned on the subsequent completion of the Merger.

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

The following table presents the number of wells we drilled, both gross and for our interest, and the number of gross wells we turned in line during the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Gross wells drilled:
Appalachia:
Partnerships	15	27	25	125
Marcellus Shale joint venture	17	—	28	—
Our direct interest	—	3	—	5

	32	30	53	130

Michigan/Indiana:
Partnerships	30	11	57	47
Our direct interest	3	—	3	3

	33	11	60	50

Gross wells drilled	65	41	113	180

Our share of gross wells drilled(1):
Appalachia:
Partnerships	5	7	7	29
Marcellus Shale joint venture	8	—	15	—
Our direct interest	—	2	—	3

	13	9	22	32

Michigan/Indiana:
Partnerships	7	3	14	11
Our direct interest	1	—	1	1

	8	3	15	12

Our share of gross wells drilled	21	12	37	44

Gross wells turned in line:
Appalachia:
Partnerships	11	57	78	270
Marcellus Shale joint venture	4	—	4	—
Our direct interest	1	1	11	3

	16	58	93	273

Michigan/Indiana:
Partnerships	34	12	65	41
Our direct interest	—	2	3	15

	34	14	68	56

Gross wells turned in line	50	72	161	329

(1)

Includes (i) our percentage interest in the wells in which we have a direct ownership interest and (ii) our percentage interest in the wells based on our percentage interest in our investment partnerships.

Production Volumes. The following table presents our total net gas and oil production volumes and production per day during the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010		2009	2010		2009
Production:(1)(2)
Appalachia:(3)
Natural gas (MMcf)	5,295		3,549	13,419		10,851
Oil (000’s Bbls)	89	(4)	42	246	(4)	121

Total (MMcfe)	5,827		3,803	14,892		11,575

Michigan/Indiana:
Natural gas (MMcf)	5,039		5,384	14,933		15,910
Oil (000’s Bbls)	3	(4)	1	8	(4)	2

Total (MMcfe)	5,055		5,389	14,983		15,924

Total:
Natural gas (MMcf)	10,334		8,933	28,352		26,761
Oil (000’s Bbls)	91	(4)	43	254	(4)	123

Total (MMcfe)	10,882		9,192	29,875		27,499

Production per day: (1)(2)
Appalachia:(3)
Natural gas (Mcfd)	57,554		38,579	49,155		39,748
Oil (Bpd)	964	(4)	460	899	(4)	442

Total (Mcfed)	63,339		41,339	54,551		42,400

Michigan/Indiana:
Natural gas (Mcfd)	54,777		58,519	54,700		58,277
Oil (Bpd)	28	(4)	9	30	(4)	9

Total (Mcfed)	54,944		58,573	54,882		58,331

Total:
Natural gas (Mcfd)	112,331		97,099	103,855		98,024
Oil (bpd)	992	(4)	469	930	(4)	451

Total (Mcfed)	118,283		99,913	109,433		100,730

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

(3)	Appalachia includes our production located in Pennsylvania, Ohio, New York, West Virginia and Tennessee.
(4)	Includes NGL production volume for the three and nine months ended September 30, 2010.

Production Revenues, Prices and Costs. Our production revenues and estimated gas and oil reserves are substantially dependent on prevailing market prices for natural gas, which comprised 99% of our proved reserves on an energy equivalent basis at December 31, 2009. The following table presents our production revenues and average sales prices for our natural gas and oil production for the three and nine months ended September 30, 2010 and 2009, along with our average production costs, taxes, and transmission and compression costs in each of the reported periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010		2009	2010		2009
Production revenues (in thousands):
Appalachia:(1)
Natural gas revenue	$24,988		$22,802	$73,589		$79,873
Oil revenue	4,318	(6)	3,185	13,228	(6)	8,264

Total revenues	$29,306		$25,987	$86,817		$88,137

Michigan/Indiana:
Natural gas revenue	$38,130		$39,946	$113,533		$119,646
Oil revenue	67	(6)	53	250	(6)	125

Total revenues	$38,197		$39,999	$113,783		$119,771

Total:
Natural gas revenue	$63,118		$62,748	$187,122		$199,519
Oil revenue	4,385	(6)	3,238	13,478	(6)	8,389

Total revenues	$67,503		$65,986	$200,600		$207,908

Average sales price:(2)
Natural gas (per Mcf):
Total realized price, after hedge(3) (4)	$6.62		$7.29	$7.08		$7.67
Total realized price, before hedge(3) (4)	$4.35		$3.19	$4.74		$4.01
Oil (per Bbl):
Total realized price, after hedge	$73.73		$75.03	$74.67		$68.13
Total realized price, before hedge	$65.82		$62.81	$68.44		$52.30

Production costs (per Mcfe):(2)
Appalachia:(1)
Lease operating expenses(5)	$0.76		$0.98	$0.88		$1.04
Production taxes	0.02		0.03	0.03		0.03
Transportation and compression	0.78		0.75	0.72		0.78

	$1.56		$1.76	$1.62		$1.85

Michigan/Indiana:
Lease operating expenses	$0.80		$0.69	$0.80		$0.70
Production taxes	0.28		0.22	0.29		0.25
Transportation and compression	0.22		0.23	0.23		0.24

	$1.30		$1.14	$1.32		$1.20

Total:
Lease operating expenses(5)	$0.78		$0.81	$0.84		$0.84
Production taxes	0.14		0.14	0.16		0.16
Transportation and compression	0.52		0.45	0.47		0.47

	$1.44		$1.40	$1.47		$1.47

(1)	Appalachia includes our operations located in Pennsylvania, Ohio, New York, West Virginia and Tennessee.
(2)	“Mcf” represents thousand cubic feet; “Mcfe” represents thousand cubic feet equivalents; and “Bbl” represents barrels.
(3)

Excludes the impact of certain allocations of production revenue to investor partners within our investment partnerships for the three and nine months ended September 30, 2010 and 2009. Including the effect of these allocations, the average realized gas sales price were $6.08 per Mcf ($3.81 per Mcf before the effects of financial hedging) and $7.06 per Mcf ($2.97 per Mcf before the effects of financial hedging) for the three months ended September 30, 2010 and 2009, respectively, and $6.60 per Mcf ($4.26 per Mcf before the effects of financial hedging) and $7.55 per Mcf ($3.89 per mcf before the effects of financial hedging) for the nine months ended September 30, 2010 and 2009, respectively.

(4)

Includes adjustments of $(0.2) million and $0.4 million for the three months ended September 30, 2010 and 2009, respectively, and $(0.1) million and $2.4 million for the nine months ended September 30, 2010 and 2009, respectively, related to cash proceeds received and payments made in June 2007 from the settlement of ineffective derivatives associated with the acquisition of our Michigan operations.

(5)

Excludes the effects of our proportionate share of lease operating expenses associated with certain allocations of production revenue to investor partners within our investment partnerships. Including the effects of these costs, Appalachia lease operating expenses per Mcfe were $0.44 per Mcfe ($1.24 per Mcfe for total production costs) and $0.80 per Mcfe ($1.58 per Mcfe for total production costs) for the three months ended September 30, 2010 and 2009, respectively, and $0.56 per Mcfe ($1.31 per Mcfe for total production costs) and $0.94 per Mcfe ($1.75 per Mcfe for total production costs) for the nine months ended September 30, 2010 and 2009, respectively. Including the effects of these costs, total lease operating expenses per Mcfe were $0.61 per Mcfe ($1.27 per Mcfe for total production costs) and $0.73 per Mcfe ($1.32 per Mcfe for total production costs) for the three months ended September 30, 2010 and 2009, respectively, and $0.68 per Mcfe ($1.31 per Mcfe for total production costs) and $0.80 per Mcfe ($1.43 per Mcfe for total production costs) for the nine months ended September 30, 2010 and 2009, respectively.

(6)	Includes NGL production revenue for the three and nine months ended September 30, 2010.

Three Months Ended September 30, 2010 Compared with the Three Months Ended September 30, 2009. Total natural gas revenues were $63.1 million for the three months ended September 30, 2010, an increase of $0.4 million from $62.7 million for the three months ended September 30, 2009. This increase consisted of a $9.3 million increase attributable to higher natural gas production volumes, partially offset by a $5.3 million decrease attributable to lower realized natural gas prices and a $3.6 million increase in gas revenues allocated to the investor partners within our investment partnerships for the three months ended September 30, 2010 compared with the prior year period. Total oil revenues were $4.4 million for the three months ended September 30, 2010, an increase of $1.2 million from $3.2 million for the comparable prior year period. This increase resulted primarily from a $1.7 million increase from the sale of natural gas liquids, partially offset by a $0.5 million decrease associated with lower oil production volumes and lower average realized prices.

Appalachia production costs were $7.2 million for the three months ended September 30, 2010, an increase of $1.2 million from $6.0 million for the three months ended September 30, 2009. This increase was principally due to a $1.7 million increase in transportation costs associated with the Laurel Mountain joint venture and a $0.7 million increase associated with labor, maintenance expenses and other costs associated with the growth of our operations. This amount was partially offset by a $1.2 million increase associated with our proportionate share of lease operating expenses associated with our revenue that was allocated to the investor partners within our investment partnerships. Michigan/Indiana production costs were $6.6 million for the three months ended September 30, 2010, an increase of $0.5 million from $6.1 million for the comparable prior year period. This increase was primarily attributable to a $0.2 million increase for production-related taxes, a $0.2 million increase in parts and materials expenses due to timing of purchases and a $0.1 million increase in compression station expenses.

Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009. Total natural gas revenues were $187.1 million for the nine months ended September 30, 2010, a decrease of $12.4 million from $199.5 million for the nine months ended September 30, 2009. This decrease consisted of a $13.4 million decrease attributable to lower realized natural gas prices and a $10.3 million increase in gas revenues allocated to the investor partners within our investment partnerships for the nine months ended September 30, 2010 compared with the prior year period, partially offset by a $11.3 million increase attributable to higher natural gas production volumes. Total oil revenues were $13.5 million for the nine months ended September 30, 2010, an increase of $5.1 million from $8.4 million for the comparable prior year period. This increase resulted primarily from a $5.1 million increase from the sale of natural gas liquids and a $0.7 million increase associated with higher average realized oil prices, partially offset by a $0.7 million decrease associated with lower oil production volumes.

Appalachia production costs were $19.5 million for the nine months ended September 30, 2010, a decrease of $0.8 million from $20.3 million for the nine months ended September 30, 2009. This decrease was principally due to a $3.6 million increase associated with our proportional share of lease operating expenses associated with our revenue that was allocated to the investor partners within our investment partnerships, partially offset by a $1.6 million increase in transportation costs due to increased production volume and a $1.2 million increase in other production related expenses. Michigan/Indiana production costs were $19.7 million for the nine months ended September 30, 2010, an increase of $0.6 million from $19.1 million for the comparable prior year period. This increase was primarily attributable to a $0.5 million increase in parts and materials expenses due to timing of purchases and a $0.4 million increase for production-related taxes, partially offset by a decrease of $0.3 million associated with transportation expenses.

PARTNERSHIP MANAGEMENT

Well Construction and Completion

Drilling Program Results. The number of wells we drill will vary within the partnership management segment depending on the amount of money we raise through our investment partnerships, the cost of each well, the depth or type of each well, the estimated recoverable reserves attributable to each well and accessibility to the well site. The following table presents the amounts of drilling partnership investor capital raised and deployed (in thousands), as well as the number of gross and net development wells we drilled for our investment partnerships during the three and nine months ended September 30, 2010 and 2009. We drilled one exploratory well during the three and nine months ended September 30, 2010. There were no exploratory wells drilled during the three and nine months ended September 30, 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Drilling partnership investor capital:
Raised	$119,919	$9,177	$149,336	$131,177
Deployed	$60,748	$81,496	$176,685	$257,231

Gross partnership wells drilled:
Appalachia	15	27	25	125
Michigan/Indiana	30	11	57	47

Total	45	38	82	172

Net partnership wells drilled:
Appalachia	15	26	25	111
Michigan/Indiana	26	10	49	43

Total	41	36	74	154

Well construction and completion revenues and costs and expenses incurred represent the billings and costs associated with the completion of wells for investment partnerships we sponsor. The following table sets forth information relating to these revenues and the related costs and number of net wells drilled during the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Average construction and completion:
Revenue per well	$1,321	$2,328	$1,749	$1,513
Cost per well	1,119	1,975	1,482	1,284

Gross profit per well	$202	$353	$267	$229

Gross profit margin	$9,267	$12,358	$26,961	$38,995

Partnership net wells associated with revenue recognized(1):
Marcellus Shale - horizontal	3	1	8	4
Marcellus Shale - vertical	1	20	23	59
Tennessee - horizontal	—	3	8	9
Tennessee - vertical	3	—	3	—
Michigan/Indiana - horizontal	29	7	48	18
Michigan/Indiana - vertical	5	4	6	22
Other - shallow	5	—	5	58

	46	35	101	170

(1)	Consists of Partnership net wells for which well construction and completion revenue was recognized on a percentage of completion basis.

Three Months Ended September 30, 2010 Compared with the Three Months Ended September 30, 2009. Well construction and completion segment margin was $9.3 million for the three months ended September 30, 2010, a decrease of $3.1 million from $12.4 million for the three months ended September 30, 2009. This decrease was due to a $5.3 million decrease associated with lower gross profit per well, partially offset by a $2.2 million related to an increase in the number of wells recognized for revenue within the investment partnerships. Since our drilling contracts with the investment partnerships are on a “cost-plus” basis (typically cost-plus 18%), an increase or decrease in our average cost per well also results in a proportionate increase or decrease in our average revenue per well, which directly affects the number of wells we drill. Average cost and revenue per well have decreased due to a shift to drilling Michigan/Indiana wells within the investor partnerships subsequent to the formation of our Marcellus Shale joint venture in the second quarter 2010. Typically, Michigan/Indiana wells have a lower cost per well as compared to Marcellus Shale wells.

Our consolidated balance sheet at September 30, 2010 includes $95.2 million of “liabilities associated with drilling contracts” for funds raised by our investment partnerships that have not been applied to the completion of wells due to the timing of drilling operations, and thus had not been recognized as well construction and completion revenue on our consolidated statements of operations. We expect to recognize this amount as revenue during the fourth quarter of 2010.

Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009. Well construction and completion segment margin was $27.0 million for the nine months ended September 30, 2010, a decrease of $12.0 million from $39.0 million for the nine months ended September 30, 2009. This decrease was due to a $18.4 million decrease associated with a decline in the number of wells recognized for revenue within the investment partnerships, partially offset by a $6.4 million increase due to increased gross profit per well. Average cost and revenue per well have increased due to a shift, principally during the first quarter 2010, from drilling less expensive shallow partnership wells to more expensive deep or horizontal shale partnership wells in both Appalachia and Michigan/Indiana during the nine months ended September 30, 2010 in comparison to the comparable prior year period.

Administration and Oversight

Administration and oversight fee revenues represents supervision and administrative fees earned for the drilling and subsequent ongoing management of wells for our investment partnerships.

Three Months Ended September 30, 2010 Compared with the Three Months Ended September 30, 2009. Administration and oversight fee revenues were $3.6 million for the three months ended September 30, 2010, an increase of $0.5 million from $3.1 million for the three months ended September 30, 2009. This increase was primarily due to an increase in the number of wells drilled during the current year period in comparison to the prior year period.

Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009. Administration and oversight fee revenues were $7.5 million for the nine months ended September 30, 2010, a decrease of $2.1 million from $9.6 million for the nine months ended September 30, 2009. This decrease was primarily due to fewer wells drilled during the current year period in comparison to the prior year comparable period, partially offset by an increase in the number of Marcellus Shale horizontal wells drilled, for which we earn higher fees for our partnership management activities in comparison to conventional wells.

Well Services

Well service revenue and expenses represent the monthly operating fees we charge and the work our service company performs for our investment partnership wells during the drilling and completing phase as well as ongoing maintenance of these wells and other wells in which we serve as operator.

Three Months Ended September 30, 2010 Compared with the Three Months Ended September 30, 2009. Well services revenues were $6.0 million for the three months ended September 30, 2010, an increase of $1.0 million from $5.0 million for the three months ended September 30, 2009. Well services expenses were $2.8 million for three months ended September 30, 2010, an increase of $0.4 million from $2.4 million for the three months ended September 30, 2009. These increases were primarily attributable to an increase in the number of producing wells.

Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009. Well services revenues were $17.1 million for the nine months ended September 30, 2010, an increase of $2.2 million from $14.9 million for the nine months ended September 30, 2009. Well services expenses were $8.1 million for nine months ended September 30, 2010, an increase of $1.2 million from $6.9 million for the nine months ended September 30, 2009. These increases were primarily attributable to an increase in the number of producing wells.

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

For the three months ended September 30, 2010 and 2009, we received $5.3 million and $6.1 million, respectively, in gathering fees collected from our investment partnerships and were obligated to remit $7.5 million and $8.0 million, respectively, in gathering expense. For the nine months ended September 30, 2010 and 2009, we received $15.5 million and $16.2 million, respectively, in gathering fees collected from our investment partnerships and were obligated to remit $22.4 million and $19.0 million, respectively, in gathering expense. The increase in net gathering expense between periods was principally due to lower investment partnership volumes, a decrease in natural gas prices and an increase in our equity natural gas volumes due to an increase in the number of wells drilled for our own account.

OTHER COSTS AND EXPENSES

General and Administrative

Total general and administrative expenses, including amounts reimbursed to affiliates, decreased to $15.5 million for the three months ended September 30, 2010 compared with $20.6 million for the three months ended September 30, 2009 due principally to a decrease in restructuring costs related to our merger with ATLS in September 2009, partially offset by an increase in wages and other corporate activities related to the increase in drilling activities in our Marcellus Shale acreage.

Total general and administrative expenses, including amounts reimbursed to affiliates, decreased to $42.6 million for the nine months ended September 30, 2010 compared with $47.4 million for the nine months ended September 30, 2009 due principally to a decrease in restructuring costs related to our merger with ATLS in September 2009, partially offset by an increase in wages and other corporate activities related to the increase in drilling activities in our Marcellus Shale acreage.

Depreciation, Depletion and Amortization

Total depreciation, depletion and amortization increased to $30.3 million for the three months ended September 30, 2010 compared with $24.6 million for the comparable prior year period, due primarily to a $5.3 million increase in our depletion expense. Total depreciation, depletion and amortization increased to $87.2 million for the nine months ended September 30, 2010 compared with $79.9 million for the comparable prior year period, due primarily to a $6.6 million increase in our depletion expense.

The following table presents our depletion expense, excluding amounts attributable to APL and AHD, per Mcfe for our Appalachia and Michigan/Indiana regions for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Depletion expense (in thousands):
Appalachia	$13,836	$9,383	$38,665	$34,645
Michigan/Indiana	14,977	14,103	44,575	41,967

Total	$28,813	$23,486	$83,240	$76,612

Depletion expense as a percentage of gas and oil production revenue	43%	36%	41%	37%

Depletion per Mcfe:
Appalachia	$2.37	$2.47	$2.60	$2.99
Michigan/Indiana	$2.96	$2.62	$2.98	$2.64
Total	$2.65	$2.56	$2.79	$2.79

Depletion expense varies from period to period and is directly affected by changes in our oil and gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our oil and gas properties. For the three months ended September 30, 2010, depletion expense increased $5.3 million to $28.8 million compared with $23.5 million for the three months ended September 30, 2009. Our depletion expense of oil and gas properties as a percentage of oil and gas revenues was 43% for the three months ended September 30, 2010, compared with 36% for the three months ended September 30, 2009. Depletion expense per Mcfe was $2.65 for the three months ended September 30, 2010, an increase of $0.09 per Mcfe from $2.56 for the three months ended September 30, 2009. Depletion expense increased between periods principally due to an overall increase in production volumes, partially offset by a $156.4 million write-down of our Upper Devonian field during the three months ended December 31, 2009.

For the nine months ended September 30, 2010, depletion expense increased $6.6 million to $83.2 million compared with $76.6 million for the nine months ended September 30, 2009. Our depletion expense of oil and gas properties as a percentage of oil and gas revenues was 41% for the nine months ended September 30, 2010, compared with 37% for the nine months ended September 30, 2009. Depletion expense per Mcfe was $2.79 for both the nine months ended September 30, 2010 and 2009. Depletion expense increased between periods principally due to an overall increase in production volumes, partially offset by a $156.4 million write-down of our Upper Devonian field during the three months ended December 31, 2009.

Gain (loss) on Asset Sales

Gain on asset sales, net of related transaction costs, of $0.6 million and $286.3 million for the three and nine months ended September 30, 2010, respectively, principally relates to the gain recognized on the sale of acreage to Reliance Industries Limited in connection with the formation of our undivided Marcellus Shale joint venture in the second quarter 2010. Loss on asset sales of $1.4 million and $5.7 million for the three and nine months ended September 30, 2009 represents the loss associated with the contribution of certain natural gas gathering and processing assets to the Laurel Mountain joint venture.

Interest Expense

Total interest expense decreased to $17.4 million for the three months ended September 30, 2010 as compared with $19.2 million for the three months ended September 30, 2009. This $1.8 million decrease was principally attributable to lower average borrowings under our credit facility, primarily due to the repayment of amounts outstanding subsequent to the formation of our Marcellus Shale joint venture.

Total interest expense increased to $52.4 million for the nine months ended September 30, 2010 as compared with $47.3 million for the nine months ended September 30, 2009. This $5.1 million increase was principally attributable to a $13.7 million increase associated with our issuance of $200.0 million of 12.125% senior unsecured notes in July 2009, partially offset by a $5.7 million decrease in credit facility interest associated with lower average borrowings under our credit facility and a $2.9 million favorable increase in capitalized interest. The $5.7 million decrease associated with our credit facility was primarily due to the repayment of amounts outstanding subsequent to the formation of our Marcellus Shale joint venture.

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

Revolving Credit Facility

At September 30, 2010, we had a credit facility with a syndicate of banks with a borrowing base of $550.0 million that matures in June 2012. The borrowing base is redetermined semiannually on April 1 and October 1 subject to changes in oil and gas reserves and is automatically reduced by 25% of the stated principal of any senior unsecured notes we issue. Up to $50.0 million of the credit facility may be in the form of standby letters of credit, of which $1.6 million was outstanding at September 30, 2010. The facility is secured by substantially all of our assets and is guaranteed by each of our subsidiaries. The facility allows us to distribute to ATLS (a) amounts equal to ATLS’s income tax liability attributable to our net income at the highest marginal rate and (b) up to $40.0 million per year and, to the extent that we distribute less than that amount in any year, we may carry over up to $20.0 million for use in the next year.

The events which constitute an event of default for our credit facility are customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreement, adverse judgments against us in excess of a specified amount and a change of control. In addition, the agreement limits sales, leases or transfers of assets and the incurrence of additional indebtedness. We are in compliance with these covenants as of September 30, 2010. The credit facility also requires us to maintain a ratio of current assets (as defined in the credit facility) to current liabilities (as defined in the credit facility) of not less than 1.0 to 1.0, and a ratio of total debt (as defined in the credit facility) to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”, as defined in the credit facility) of less than or equal to 3.5 to 1.0. Based on the definitions contained in our credit facility, our ratio of current assets to current liabilities was 2.5 to 1.0 and our ratio of total debt to EBITDA was 2.5 to 1.0 at September 30, 2010.

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

Under the supervision and with the participation of our management, including of our Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In October 2009, we filed a motion to dismiss the Consolidated Complaint. Subsequently, in December 2009, plaintiffs filed an Amended Complaint (the “Amended Complaint”). The Amended Complaint alleges that Defendants breached their purported fiduciary duties to our public unitholders in connection with their negotiation of the Merger. In particular, plaintiffs allege that the Merger was not entirely fair to our public unitholders, and that Defendants conducted the Merger process in bad faith. Pursuant to the Delaware Chancery Court’s (the “Court”) January 2010 Scheduling Stipulation and Order, Defendants filed their opening brief in support of their motion to dismiss on February 18, 2010 and plaintiffs filed their brief in opposition on May 3, 2010. Defendants filed a reply brief on June 11, 2010 and oral argument was held on the motion on July 20, 2010. The Court dismissed the claims against all of the directors and officers named as defendants. The Court held that there was no showing that any individual defendant acted in bad faith. However, the Court ruled that the plaintiffs could proceed with their claim against us.

Predicting the outcome of this lawsuit is difficult. An adverse judgment for monetary damages could have a material adverse effect on our operations. Based on the facts known to date, we believe that the claims asserted against it in this lawsuit are without merit, and will continue to defend itself vigorously against the claims.

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

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1	Purchase and Sale Agreement, dated April 9, 2010, by and between Atlas Energy Resources, LLC and Reliance Marcellus, LLC. (15) Schedules and exhibits to the Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request

2.2	Participation and Development Agreement, dated April 20, 2010, by and between Atlas Energy Resources, LLC, Atlas America, LLC, Viking Resources, LLC, Atlas Resources, LLC and Reliance Marcellus, LLC. (16) Schedules and exhibits to the Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request

2.3	Standstill, AMI and Transfer Restriction Agreement, dated April 20, 2010, by and among Atlas Energy, Inc., Atlas Energy Resources, LLC, Reliance Industries Limited and Reliance Marcellus, LLC(16)

2.4	Agreement and Plan of Merger dated as of April 27, 2009 among Atlas Energy Resources, LLC, Atlas America, Inc., Atlas Energy Management, Inc. and Merger Sub, as defined therein.(5) Schedules and exhibits to the Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request

3.1	Second Amended and Restated Limited Liability Company Agreement of Atlas Energy Resources, LLC (12)

3.2	Certificate of Formation of Atlas Energy Resources, LLC (3)

4.1	Form of Common Unit Certificate (included as Exhibit A to the Second Amended and Restated Limited Liability Company Agreement of Atlas Energy Resources, LLC) (12)

4.2	Indenture dated as of January 23, 2008 among Atlas Energy Operating Company, LLC, Atlas Energy Finance Corp., as Issuers, the subsidiaries named therein, as Guarantors, and U.S. Bank National Association, as Trustee(9)

4.3	Form of 10.75% Senior Notes due 2018 (included as an exhibit to the Indenture filed as Exhibit 4.2 hereto)

4.4	Senior Indenture dated July 16, 2009 among Atlas Energy Operating Company, LLC, Atlas Energy Finance Corp., as Issuers, the subsidiaries named therein, as Guarantors, and U.S. Bank National Association, as Trustee(10)

4.5	First Supplemental Indenture dated July 16, 2009(10)

4.6	Form of 12.125% Senior Notes due 2017 (contained in Annex A to the First Supplemental Indenture filed as Exhibit 4.5 hereto)

10.1(a)	Revolving Credit Agreement, dated as of June 29, 2007, among Atlas Energy Operating Company, LLC, its subsidiaries, J.P. Morgan Chase Bank, N.A., as Administrative Agent and the other lenders signatory thereto(2)

10.1(b)	First Amendment to Credit Agreement, dated as of October 25, 2007(4)

10.1(c)	Second Amendment to Credit Agreement, dated as of April 9, 2009(6)

10.1(d)	Third Amendment to Credit Agreement, dated as of July 10, 2009(11)

10.2	Management Agreement, dated as of December 18, 2006, among Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, and Atlas Energy Management, Inc. (1)

10.3	Agreement for Services among Atlas America, Inc., and Richard Weber, dated April 5, 2006(3)

10.4	Atlas Energy, Inc. Assumed Long-Term Incentive Plan(13)

10.5	ATN Option Agreement dated as of June 1, 2009, by and among APL Laurel Mountain, LLC, Atlas Pipeline Operating Partnership, L.P. and Atlas Energy Resources, LLC(8)

10.6	Gas Gathering Agreement for Natural Gas on the Legacy Appalachian System dated as of June 1, 2009 between Laurel Mountain Midstream, LLC and Atlas America, LLC, Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, Atlas Noble, LLC, Resource Energy, LLC, Viking Resources, LLC, Atlas Pipeline Partners, L.P. and Atlas Pipeline Operating Partnership, L.P.(14) Specific terms in this exhibit have been redacted, as marked three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.

10.7	Gas Gathering Agreement for Natural Gas on the Expansion Appalachian System dated as of June 1, 2009 between Laurel Mountain Midstream, LLC and Atlas America, LLC, Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, Atlas Noble, LLC, Resource Energy, LLC, Viking Resources, LLC, Atlas Pipeline Partners, L.P. and Atlas Pipeline Operating Partnership, L.P.(14) Specific terms in this exhibit have been redacted, as marked three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13(a)-14(a)/15d-14(a) Certification

31.2	Rule 13(a)-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

(1)	Previously filed as an exhibit to our Form 8-K filed December 22, 2006.
(2)	Previously filed as an exhibit to our Form 8-K filed June 29, 2007.
(3)	Previously filed as an exhibit to our registration statement on Form S-1 (Reg. No. 333-136094).
(4)	Previously filed as an exhibit to our Form 8-K filed October 26, 2007.
(5)	Previously filed as an exhibit to our Form 8-K filed April 28, 2009.
(6)	Previously filed as an exhibit to our Form 8-K filed April 17, 2009.
(7)	[Intentionally omitted]
(8)	Previously filed as an exhibit to our Form 8-K filed June 5, 2009.
(9)	Previously filed as an exhibit to our Form 8-K filed January 24, 2008.
(10)	Previously filed as an exhibit to our Form 8-K filed July 17, 2009.
(11)	Previously filed as an exhibit to our Form 8-K filed July 24, 2009.
(12)	Previously filed as an exhibit to our Form 8-K filed September 30, 2009.
(13)	Previously filed as an exhibit to Atlas Energy, Inc.’s Form S-8 filed on September 30, 2009.
(14)	Previously filed as an exhibit to our Form 10-Q for the quarter ended June 30, 2009.
(15)	Previously filed as an exhibit to our Form 8-K filed April 13, 2010.
(16)	Previously filed as an exhibit to our Form 8-K filed April 21, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS ENERGY RESOURCES, LLC

Date: November 9, 2010	By:	/S/ EDWARD E. COHEN
Edward E. Cohen
Chairman and Chief Executive Officer

Date: November 9, 2010	By:	/S/ MATTHEW A. JONES
Matthew A. Jones
Chief Financial Officer

Date: November 9, 2010	By:	/S/ SEAN P. MCGRATH
Sean P. McGrath
Chief Accounting Officer